Form 10-K
period 2020-12-31
Provident Acquisition Corp.
filed 2021-04-15
CIK 1830531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to                  .

Commission File Number 001-39860

PROVIDENT ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Unit 11C/D, Kimley Commercial Building 142 – 146 Queen’s Road Central Hong Kong	N/A
(Address of Principal Executive Offices)	Zip Code

Registrant’s telephone number, including area code: +852 2467 0338

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A ordinary shares, par value $0.0001 per share	PAQC	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one Class A ordinary share at an exercise price of $11.50	PAQCW	The Nasdaq Stock Market LLC
Units, each consisting of one Class A ordinary share and one half redeemable warrant	PAQCU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during  the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☒ No ☐

As of June 30, 2020 (the last business day of the registrant’s second fiscal quarter), the registrant was not a public company and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 25, 2021, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portion of the Registrant’s prospectus filed with the Securities and Exchange Commission on January 8, 2021 pursuant to Rule 424b(4) under the Securities Act (Securities Act File No.333-251571) are incorporated by reference into Part I — Item IA. of this annual report on Form 10-K.

PROVIDENT ACQUISITION CORP.
ANNUAL REPORT ON FORM 10-K

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

“aspiring unicorns” are to privately held companies valued from $100 million to $1 billion based on publicly available information most recently released by the relevant companies that have disclosed amounts raised, implied valuation and lead investors in their latest funding round;

“we,” “us,” “our,” “company” or “our company” are to Provident Acquisition Corp., a Cayman Islands exempted company;

“anchor investors” are to (i) WF Asian Reconnaissance Fund Limited (“Ward Ferry”), (ii) PT Nugraha Eka Kencana (“Saratoga”), a controlled subsidiary of PT Saratoga Investama Sedaya Tbk, an Indonesia-based investment company, and (iii) Aventis Star Investments Limited, an affiliate of our sponsor and Provident Group, and each is a party to a forward purchase agreement;

“amended and restated memorandum and articles of association” are to our Amended and Restated Memorandum and Articles of Association;

“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

“Companies Act” are to the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

“forward purchase agreements” are to the agreements providing for the sale of forward purchase shares and forward purchase warrants to the anchor investors in a private placement that will close concurrently with the closing of our initial business combination and the transfer of an aggregate of 312,500 founder shares by our sponsor to Ward Ferry for no cash consideration concurrently with the completion of our initial public offering;

“forward purchase securities” are to the forward purchase shares and forward purchase warrants;

“forward purchase shares” are to the 5,500,000 Class A ordinary shares issued to the anchor investors pursuant to the forward purchase agreements;

“forward purchase warrants” are to the 2,750,000 warrants to purchase Class A ordinary shares issued to the anchor investors pursuant to the forward purchase agreements;

“directors” are to our current directors;

“founders shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

“initial shareholders” are to our sponsor and other holders of our founders shares;

“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers on January 7, 2021;

“management” or our “management team” are to our officers and directors;

“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

“sponsor” are to Provident Acquisition Holdings Ltd., a Cayman Islands exempted company;

“unicorns” are to privately held companies valued at $1 billion or more based on publicly available information and/or information released by the relevant companies;

“warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market) and the private placement warrants; and

“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•                  our ability to select an appropriate target business or businesses;

•                  our ability to complete our initial business combination;

•                  our expectations around the performance of a prospective target business or businesses;

•                  our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•                  our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•                  our potential ability to obtain additional financing to complete our initial business combination;

•                  our pool of prospective target businesses;

•                  operating a business in the cannabis industry;

•                  the ability of our officers and directors to generate a number of potential business combination opportunities;

•                  our public securities’ potential liquidity and trading;

•                  the lack of a market for our securities;

•                  the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•                  the trust account not being subject to claims of third parties; or

•                  our financial performance following our initial public offering or following our initial business combination.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business

We are a newly incorporated blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

We intend to focus on consumption-focused companies with disruptive growth potential that have operations or prospective operations in Asia, with a particular focus on the technology sector in Southeast Asia, although we may pursue a business combination target in any business or industry. We believe our management team, advisory board members and board of directors have the relevant skills and experience to identify companies to best capture market opportunities.

Provident Acquisition Holdings Ltd., our sponsor, has been formed by seasoned investors, two of whom are affiliated with Provident Growth and Provident Capital (as defined below, collectively with Provident Growth, “Provident Group”). Provident Growth is a leading growth stage fund focused on technology investments in Southeast Asia. Established in 2018, Provident Growth has deep expertise in investing and building high growth technology businesses in Southeast Asia and has one of the largest portfolio of technology unicorns (in terms of the number of investments) among Southeast Asia-focused private equity funds (excluding venture capital funds and sovereign wealth funds).  Established in 2004, Provident Capital Indonesia and its affiliates (“Provident Capital”) are a group of Southeast Asia-focused investment firms with a focused investment approach of investing substantial funds in businesses where strong management capabilities have been built within the groups.

Company History

On October 28, 2020, our sponsor purchased an aggregate of 5,750,000 Class B ordinary shares (our “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share. Our founder shares will automatically convert into Class A ordinary shares, on a one-for-one basis, upon the completion of a business combination. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the issued and outstanding ordinary shares upon completion of the initial public offering (the “IPO”).

On January 12, 2021, we completed our IPO of 23,000,000 units at a price of $10.00 per unit (the “units”), generating gross proceeds of $230,000,000. Each unit consists of one of the Company’s shares of Class A ordinary shares, par value $0.0001 per share, and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments.

Substantially concurrently with the completion of the IPO, our sponsor purchased an aggregate of 6,600,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant, or $6,600,000 in the aggregate. A total of $230,000,000, comprised of $225,400,000 of the proceeds from the IPO, including $8,050,000 of the underwriters’ deferred discount, and $4,600,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On February 23, 2021, we announced that, commencing March 1, 2021, holders of the 23,000,000 units sold in the IPO may elect to separately trade the Class A ordinary shares and the warrants included in the units. Those units not separated continued to trade on the Nasdaq under the symbol “PAQCU” and the Class A ordinary shares and warrants that were separated trade under the symbols “PAQC” and “PAQCW,” respectively.

Initial Business Combination

The rules of Nasdaq and our amended and restated memorandum and articles of association require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the amount of any deferred underwriting discount held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Other Acquisition Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers, or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Members of our management team and our independent directors own or will own, directly or indirectly, founders shares and/or private placement warrants following our initial public offering which securities will be worthless if we fail to complete a business combination and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our directors and officers presently has, and in the future may further have, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

There is no restriction in the geographic location of targets we can pursue, although we intend to initially prioritize Asia as the geographical focus. We will seek to identify targets that are likely to provide attractive financial returns through business combinations. However, we have yet to determine a time frame, an investment amount or any other criteria, which would trigger our search for business opportunities outside of Asia. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Emerging Growth Company Status and Other Corporate Information

Our executive offices are located at Unit 11C/D, Kimley Commercial Building, 142 – 146 Queen’s Road Central, Hong Kong, and our telephone number is +852 2467 0338.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the

Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equalled or exceeded $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equalled or exceeded $700 million as of the prior June 30th.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their capital stock, shares or other equity securities in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses, market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates equalled or exceeded $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates equalled or exceeded $700 million as of the prior June 30.

Financial Position

With funds available for a business combination initially in the amount of $276,950,000 (assuming no redemptions and which includes the proceeds from the sale of the private placement warrants and the amounts to be received pursuant to the forward purchase agreements) after payment of $8,050,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants and the sale of the forward purchase securities, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

While we may pursue an initial business combination target in any industry, we intend to focus our search on companies in the technology sector. Accordingly, there is no current basis for investors in our initial public offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of our initial public offering. Other than the forward purchase agreements, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsors, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Any such payments prior to our initial business combination will be made from funds held outside the trust account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers, or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. Our shareholders may not be provided with a copy of such opinion and they may not be able to rely upon such opinion.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•                  subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•                  cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

•                  We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding (other than in a public offering);

•                  Any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the trust account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

•                  The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our initial shareholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer

(which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of two thirds of our ordinary shares who attend and vote at a general meeting of the company, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a shareholder meeting, we will, pursuant to our amended and restated memorandum and articles of association:

•                  conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•                  file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the shareholders represented in person or by proxy and entitled to vote thereon who attend and vote at a general meeting of the company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need 8,625,001, or 37.5%, of the 23,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

•                  conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•                  file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our initial public offering.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 24 months from the closing of our initial public offering to complete our initial business combination. If we do not complete our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 24 months from the closing of our initial public offering. However, if our sponsor or management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,000,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants and the forward purchase securities, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,000,000 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently utilize office space at Unit 11C/D, Kimley Commercial Building, 142 — 146 Queen’s Road Central, Hong Kong from our sponsor and the members of our management team as our executive offices. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers.  These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination.  The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in.  We may plan to have full time employees other than the executive officers prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report contains financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, Consummation of, or Ability to Consummate, a Business Combination and Post-Business Combination Risks

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results, and we will not commence operations until obtaining funding through our initial public offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete. Please see the section entitled “Item I. Business—Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.”

Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The recent COVID-19 pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately complete a business combination.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States and Europe. On January 30, 2020, the World Health Organization declared the outbreak of the COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to the COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of the COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, business operations and the conduct of commerce generally and could have a material adverse effect on the business of any potential target business with which we complete a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to the COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. The extent to which the outbreak of COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain the COVID-19 or treat its impact, among others. If the disruptions posed by the COVID-19 or other matters of global concern continue for an extensive period of time, it could have a material adverse effect on our ability to complete a business combination, or the operations of a target business with which we ultimately complete a business combination.

In addition, our ability to complete a transaction may be dependent on the ability to raise equity and debt financing and the COVID-19 and other related events could have a material adverse effect on our ability to raise adequate financing.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders will own 20% of our issued and outstanding ordinary shares immediately following the completion of our initial public offering (assuming our initial shareholders do not purchase any units in our initial public offering). Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our initial shareholders’ founder shares, we would need 8,625,001, or 37.5%, of the 23,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

In evaluating a prospective target business for our initial business combination, our management may consider the availability of all of the funds from the sale of the forward purchase shares, which may be used as part of the consideration to the sellers in the initial business combination. If the sale of some or all of the forward purchase shares fails to close, we may lack sufficient funds to consummate our initial business combination.

We have entered into forward purchase agreements pursuant to which the anchor investors, including an affiliate of our sponsor, have agreed to purchase an aggregate of 5,500,000 forward purchase shares plus 2,750,000 redeemable warrants for a purchase price of $10.00 per forward purchase share, or $55,000,000 in the aggregate, in a private placement to close concurrently with our initial business combination. The funds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. The obligations under the forward purchase agreements do not depend on whether any public shareholders elect to redeem their shares and provide us with a minimum funding level for the initial business combination. However, if the sale of the forward purchase securities does not close for any reason, including by reason of the failure by some or all of the anchor investors to fund the purchase price for their forward purchase securities, for example, we may lack sufficient funds to consummate our initial business combination. Additionally, each anchor investor’s obligation to purchase the forward purchase securities are subject to termination prior to the closing of the sale of the forward purchase securities by mutual written consent of the company and each anchor investor, or, automatically: (i) if our initial public offering is not consummated prior to June 30, 2021; (ii) if our initial business combination is not consummated within 24 months from the closing of our initial public offering or such longer period as approved by our shareholders or mutually agreed by us and the anchor investors; or (iii) if our sponsor or the company becomes subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of our sponsor or the company, in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment. The anchor investors’ obligations to purchase their forward purchase securities are subject to fulfillment of customary closing conditions, including the following: (i) our initial business combination must be consummated substantially concurrently with, and immediately following, the purchase of forward purchase securities; and (ii) the company must have delivered to the anchor investors a certificate evidencing the company’s good standing as a Cayman Islands exempted company, as of a date within ten (10) business days of the closing of the sale of forward purchase securities. In the event of any such failure to fund by an anchor investor, any obligation is so terminated or any such condition is not satisfied and not waived by an anchor investor, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company. While each anchor investor has represented to us that it has sufficient funds to satisfy its obligations under the respective forward purchase agreements, we have not obligated the anchor investors to reserve funds for such obligations.

If the anchor investors purchase large amounts of public shares in the open market, they may attempt to leverage their redemption rights in order to affect the outcome of a potential initial business combination.

The anchor investors have redemption rights with respect to any public shares they own, subject to the limitation that under the company’s amended and restated memorandum and articles of association that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of Exchange Act), is restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the public shares, without the prior consent of the company. If our management proposes an initial business combination of which some or all of the anchor investors are not in favor of, such anchor investors may decide to purchase public shares in the open market and seek to leverage their redemption rights to influence whether such business combination is consummated. This could result in our having to negotiate for more favorable terms for the anchor investors, which could jeopardize our ability to successfully consummate an initial business combination. See “—In evaluating a prospective target business for our initial business combination, our management may consider the availability of all of the funds from the sale of the forward purchase securities, which may be used as part of the consideration to the sellers in the initial business combination. If the sale of some or all of the forward purchase securities fails to close, we may lack sufficient funds to consummate our initial business combination.”

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 outbreak could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1. Business—Effecting Our Initial Business Combination—Permitted Purchases of Our Securities” for a description of how our sponsor, directors, officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. See “Item I. Business—Delivering Share Certificates in Connection with the Exercise of Redemption Rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we do not complete an initial business combination within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 as of the completion of our initial public offering and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we do not complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 24 months, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 24 months, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our initial public offering and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the net proceeds of our initial public offering, the sale of the private placement warrants and the sale of the forward purchase securities, only $1,000,000 are available to us initially outside the trust account to fund our working capital requirements. We believe that, upon closing of our initial public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 24 months; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Marcum LLP, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Upon redemption of our public shares, if we do not complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the Letter Agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we do not consummate our initial business combination within 24 months from the closing of our initial public offering, our public shareholders may be forced to wait beyond such to 24 months before redemption from our trust account.

If we do not consummate our initial business combination within 24 months from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,292.68 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting of shareholders until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to elect directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.

The grant of registration rights to our initial shareholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial shareholders and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and holders of securities that may be issued upon conversion of working capital loans may demand that we register such units, shares, warrants or the Class A ordinary shares issuable upon exercise of such warrants. Pursuant to the forward purchase agreements, we have agreed that we will use our reasonable best efforts (i) to file within 30 days after the closing of the initial business combination (and, with respect to clause (i)(B) below, within 30 days following announcement of the results of the shareholder vote relating to our initial business combination or the results of our offer to shareholders to redeem their Class A ordinary shares in connection with our initial business combination (whichever is later), which we refer to as the “disclosure date”) a registration statement with the SEC for a secondary offering of (A) the forward purchase securities and Class A ordinary shares underlying the forward purchase warrants and founder shares, (B) any other Class A ordinary shares or warrants acquired by the anchor investors, including any time after we complete our initial business combination and (C) any other equity security of the Company issued or issuable with respect to the securities referred to in clauses (i)(A) and (i)(B) by way of a share capitalization or share sub-division or in connection with a combination of shares recapitalization, merger, consolidation or reorganization, (ii) to cause such registration statement to be declared effective promptly thereafter, but in no event later than 60 days after the closing of the initial business combination or the disclosure date, as the case may be, and (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the relevant anchor investor ceases to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act, and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreements. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, technology sector in particular. Our amended and restated memorandum and articles of association prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

With limited exceptions, we are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•                  default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•                  acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•                  our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•                  our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•                  our inability to pay dividends on our Class A ordinary shares;

•                  using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•                  limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•                  increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•                  limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants and forward purchase securities, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering, the private placement of warrants and forward purchase securities will provide us with $276,950,000 that we may use to complete our initial business combination (after taking into account the $8,050,000 deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•                  solely dependent upon the performance of a single business, property or asset, or

•                  dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 24 months of the closing of our initial public offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company (or 65% of the votes cast by our ordinary shares voting, with respect to amendments to the trust agreement governing the release of funds from our trust account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of the votes cast by our ordinary shares. Our initial shareholders, who will collectively beneficially own 20% of our ordinary shares after the closing of our initial public offering, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our sponsor, officers and directors contain provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 185 days following the date of the prospectus will require the prior written consent of the underwriters). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants and the forward purchase securities. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon closing of our initial public offering, our initial shareholders will own 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any units in our initial public offering or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Risks Relating to Provident Group, our Sponsor and our Management Team

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Management—Officers, Directors and Director Nominees.”

We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business—Effecting our initial business combination—Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On October 28, 2020, our sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our expenses in exchange for 5,750,000 founder shares. Prior to our initial public offering, our sponsor transferred an aggregate of 110,000 of its founder shares, or 22,000 each to (i) our independent director for their board service and (ii) our advisory board members for their advisory service. In addition, in connection with entering into the forward purchase agreement with Ward Ferry, our sponsor transferred to Ward Ferry an aggregate of 312,500 founder shares for no cash consideration concurrently with the closing of our initial public offering. Prior to the initial investment in the company of $25,000 by the initial shareholders, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 6,600,000 private placement warrants for an aggregate purchase price of $6,600,000, or $1.00 per warrant. The private placement warrants will also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our completion of an initial business combination.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Since only holders of our founder shares will have the right to vote on the election of directors prior to our initial business combination, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s rules and, as a result, we may qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.

After completion of our initial public offering, only holders of our founder shares will have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•                  we have a board that includes a majority of “independent directors,” as defined under Nasdaq rules;

•                  we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•                  we have independent director oversight of our director nominations.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase —in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

Certain other Provident Group entities have similar or overlapping investment objectives and guidelines, and we may not be presented investment opportunities that may otherwise be suitable for us.

Provident Growth and Provident Capital (collectively, “Provident Group”), which are our affiliates, currently invest and plan to continue to invest third-party capital in a wide variety of investment opportunities globally. Since their inceptions, Provident Group have deployed capital across multiple funds and investment products covering a wide variety of industries and geographies. There may be overlap of investment opportunities with certain other Provident Group entities that are actively investing and similar overlap with future Provident Group entities. This overlap could create conflicts of interest. In particular, investment opportunities that may otherwise be suitable for us may not be presented to us by Provident Group or our sponsor. This overlap could also create conflicts in determining to which entity a particular investment opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Certain members of our management team may be involved in and have a greater financial interest in the performance of other Provident Group entities, and such activities may create conflicts of interest in making decisions on our behalf.

The Provident Group, including Provident Growth and Provident Capital which are our affiliates, currently invests and plans to continue to invest third-party capital in a wide variety of investment opportunities globally. Since its inception, Provident Group has deployed capital across multiple funds and investment products covering a wide variety of industries and geographies. There may be overlap of investment opportunities with certain other Provident Group entities that are actively investing and similar overlap with future Provident Group entities. The overlap could create conflicts of interest. In particular, investment opportunities that may otherwise be suitable for us may not be presented to us by Provident Group or our sponsor. This overlap could create conflicts in determining to which entity a particular investment opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Risks Relating to Our Securities

We will need to reclassify the warrants issued in connection with our IPO as liabilities, which would result in a correction of our previously reported balance sheet on Form 8-K filed.

In connection with our IPO that closed in January 2021, we issued 23,000,000 units, each consisting of one Class A ordinary share and one-half of one redeemable public warrant and 6,600,000 private placement warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Both the public and private placement warrants were classified as equity in our previously issued audited balance sheet as of January 12, 2021 included in our Current Report on Form 8-K filed on January 19, 2021 (the “Prior Financial Statements”).

On April 12, 2021, the Staff of the Securities and Exchange Commission (“SEC”) released the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “Statement”) In the Statement, SEC Staff made the observation that certain contractual provisions in the typical warrant agreement may result in such warrants needing to be classified as a liability rather than equity. The SEC Staff concluded that such provisions would require the warrants to be classified as a liability measured at fair value, with changes in fair value reported each period in earnings.

In consultation with our financial consulting firm, our management team has evaluated the contractual provisions in the warrant agreement and have determined that our public warrants and private placement warrants should be classified as liabilities. As such, we believe the Prior Financial Statement and the disclosures set forth in the registration statement on Form S-1 initially filed on December 22, 2020, as amended (File No. 333-251571) and prospectus dated January 7, 2021 filed pursuant to Rule 424b(4) under the captions “Dilution” and “Capitalization” are no longer accurate. We are currently in the process of assessing the materiality of such misstatements.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•                  restrictions on the nature of our investments; and

•                  restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•                  registration as an investment company;

•                  adoption of a specific form of corporate structure; and

•                  reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 24 months from the closing of our initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We have listed our securities on Nasdaq. Although we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, following our initial public offering, we must maintain a minimum amount in shareholder’s equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our shareholder’s equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•                  a limited availability of market quotations for our securities;

•                  reduced liquidity for our securities;

•                  a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•                  a limited amount of news and analyst coverage; and

•                  a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares reduces your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 30 business days, after the closing of our initial business combination, we will use our reasonable best efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our reasonable best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants and forward purchase warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants and forward purchase warrants to make any change that adversely affects the interests of the registered holders of public warrants and forward purchase warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants and forward purchase warrants approve of such amendment. Although our ability to amend the terms of the public warrants and forward purchase warrants with the consent of at least 50% of the then outstanding public warrants and forward purchase warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement will provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of our warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If (i) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per Class A ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (iii) the Market Value of our Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sale price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the sponsor or its permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 11,500,000 Class A ordinary shares as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we have issued in a private placement an aggregate of 6,600,000 private placement warrants at $1.00 per warrant. We will also issue 2,750,000 forward purchase warrants concurrently with the sale of the forward purchase shares. In addition, if the sponsor makes any working capital loans, it may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant. Our public warrants are also redeemable by us for Class A ordinary shares. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

There is currently no market for our securities. Shareholders therefore have no access to information about prior market history on which to base their investment decision. Following our initial public offering, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 outbreak and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases). Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of our Class A ordinary shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value and (B) 0.361. The “fair market value” is the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

We may issue additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. There are 177,000,000 and 14,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants and the forward purchase warrants, or shares issuable upon conversion of the Class B ordinary shares, or Class A ordinary shares to be issued upon the sale of the forward purchase shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination; provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one basis. There are no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preferred shares:

•                  may significantly dilute the equity interest of investors in our initial public offering;

•                  may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

•                  could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•                  may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of the Class B ordinary shares issued and outstanding upon the completion of our initial public offering will equal, in the aggregate, 20% of the sum of (i) the total number of Class A ordinary shares issued and outstanding upon completion of our initial public offering, plus (ii) the total number of Class A ordinary shares issuable upon conversion of the Class B ordinary shares issued and outstanding upon completion of our initial public offering, plus (iii) the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination (including the forward purchase shares but not the forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans, minus (iv) the number of Class A ordinary shares redeemed by public shareholders; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Risks Relating to Taxation

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. investor that is a holder of our Class A ordinary shares or warrants, the U.S. investor may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our 2021 taxable year and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. It is possible that the start-up exception will not be available due to the timing or structure of our business combination, which are not known yet. In addition, after the acquisition of a company or assets in a business combination, our PFIC status will depend on the amount of the passive income and the nature and value of the assets of the acquired business. If the company that we acquire in a business combination is a PFIC, then we will not qualify for the startup exception and will be a PFIC for our 2021 taxable year. Accordingly, there can be no assurances with respect to our status as a PFIC for our 2021 taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year (and, in the case of the 2021 taxable year, potentially until after the two taxable years following our 2021 taxable year if the startup exception applies). If we determine that we are a PFIC for any taxable year, we will endeavor to provide to a U.S. shareholder a PFIC annual information statement in order to enable the U.S. shareholder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the application of the PFIC rules. For a more detailed explanation, see the description under the caption “Taxation—United States Federal Income Tax Considerations—Passive Foreign Investment Company Rules” in our prospectus filed with the Securities and Exchange Commission on January 8, 2021 pursuant to Rule 424b(4) under the Securities Act (Securities Act File No.333-251571) incorporated by reference into this annual report.

An investment in our securities may result in uncertain U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of units between the underlying Class A ordinary shares and the warrants could be challenged by the IRS or courts. In addition, the U.S. federal income tax consequences of a cashless exercise of our warrants are unclear under current law. It is also unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. investor’s holding period for purposes of determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. For a more detailed explanation, see the description under the caption “Taxation—United States Federal Income Tax Considerations” in our prospectus filed with the Securities and Exchange Commission on January 8, 2021 pursuant to Rule 424b(4) under the Securities Act (Securities Act File No.333-251571) incorporated by reference into this annual report.

We may reincorporate, or combine with an entity, in another jurisdiction in connection with our initial business combination and such transaction may result in taxes imposed on us and our shareholders or warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval by special resolution under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction, or combine with another entity in a different jurisdiction. Tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay taxes in connection with our business combination or thereafter. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation. In addition, regardless of whether we reincorporate in another jurisdiction, we could be treated as tax resident in the jurisdiction in which the target company or business is located, which could result in adverse tax consequences to us (e.g., taxation on our worldwide income in such jurisdiction) and to our shareholders or warrant holders (e.g., withholding taxes on dividends and taxation of disposition gains).

We may effect a business combination with a target company that has business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.  In addition, local laws in countries where a potential target company for business combination operate may have requirements on limit majority foreign ownership or there may be tax laws, rules and regulations that may make it more difficult for such target company to merge or combine with an offshore entity such as us; as a result, there may be delays or additional complications with the initial business combinations or, in some cases, limit our ability to combine with such target company.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•                  tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•                  restrictions of foreign ownership;

•                  costs and difficulties inherent in managing cross-border business operations;

•                  rules and regulations regarding currency redemption;

•                  complex corporate or individual withholding taxes;

•                  laws and policies governing the manner in which future business combinations may be effected;

•                  exchange listing and/or delisting requirements;

•                  tariffs and trade barriers;

•                  regulations related to customs and import/export matters;

•                  local or regional economic policies and market conditions;

•                  unexpected changes in regulatory requirements;

•                  challenges in managing and staffing international operations;

•                  longer payment cycles;

•                  currency fluctuations and exchange controls;

•                  rates of inflation;

•                  challenges in collecting accounts receivable;

•                  cultural and language differences;

•                  employment regulations;

•                  underdeveloped or unpredictable legal or regulatory systems;

•                  corruption;

•                  protection of intellectual property;

•                  social unrest, crime, strikes, riots and civil disturbances;

•                  regime changes and political upheaval;

•                  terrorist attacks and wars;

•                  deterioration of political relations with the United States;

•                  unilateral renegotiation of contracts by governmental entities;

•                  redefinition of international boundaries or boundary disputes;

•                  difficulties enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations; and difficulties enforcing our rights against a governmental agency in the absence of an appropriate and adequate dispute resolution mechanism to address contractual disputes, such as international arbitration.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Corporate governance standards in Southeast Asian countries may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in Southeast Asian countries are weaker than those in the United States. This could result in unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far enough to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

If the government of the country in which we effect our initial business combination finds that the agreements we entered into to acquire control of a target business through contractual arrangements with one or more operating businesses do not comply with local governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to significant penalties or be forced to relinquish our interests in those operations.

Some countries in Asia currently prohibit and/or restrict foreign ownership in certain “important industries,” including telecommunications, food production and heavy equipment. There are uncertainties under certain regulations whether obtaining a majority interest through contractual arrangements will comply with regulations prohibiting or restricting foreign ownership in certain industries. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or those having “famous brand names” or “well-established brand names.”

If we or any of our potential future target businesses are found to be in violation of any existing or future local laws or regulations (for example, if we are deemed to be holding equity interests in certain of our affiliated entities in which direct foreign ownership is prohibited), the relevant regulatory authorities might have the discretion to:

•                  revoke the business and operating licenses of the potential future target business;

•                  confiscate relevant income and impose fines and other penalties;

•                  discontinue or restrict the operations of the potential future target business;

•                  require us or the potential future target business to restructure the relevant ownership structure or operations;

•                  restrict or prohibit our use of the proceeds of our initial public offering to finance our businesses and operations in the relevant jurisdiction; or

•                  impose conditions or requirements with which we or the potential future target business may not be able to comply.

Many of the economies in Asia are experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability following our initial business combination.

While many of the economies in Asia have experienced rapid growth over the last two decades, they have also experienced inflationary pressures. As governments take steps to address inflationary pressures, there may be significant changes in the availability of bank credits, interest rates, limitations on loans, restrictions on currency conversions and foreign investment. There also may be imposition of price controls. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. If these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth. Because we are not limited to any specific industry, the ultimate industry that we operate in may be affected more severely by such a slowing of economic growth.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’s ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We will have operations, agreements with third parties and make sales in Asia, which may experience corruption. Our proposed activities in Asia create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It will be our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner.

Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by Company to be dealt with. None of the Company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address, which may impair your ability to communicate with us.

Past performance by our management team, directors, advisory board, Provident Group and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

Information regarding our management team, directors, advisory board, Provident Group and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, directors, advisory board, Provident Group and their affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experience of our management team, directors, advisory board, Provident Group and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, directors, advisory board, Provident Group or their affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

A majority of our directors and officer live outside the United States, and after our initial business combination, it is possible that all or a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

A majority of our directors and officers live outside of the United States, and it is possible that after our initial business combination, all or a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates equalled or exceeded $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates equalled or exceeded $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

The courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere. As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 1B. Unresolved Staff Comments

None.

Item 2. Property

We currently maintain our executive offices at Unit 11C/D, Kimley Commercial Building, 142 – 146 Queen’s Road Central, Hong Kong. The cost for the space is included in the up to $10,000 monthly fee that we pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq under the symbols “PAQC,” “PAQCW” and “PAQCU,” respectively. Our units commenced public trading on January 8, 2021. Our Class A ordinary shares and warrants began separate trading on March 1, 2021.

(b) Holders

On March 25, 2021, there were one holder of record of our units, one holder of record of our Class A ordinary shares, 7 holder of our Class B ordinary shares and 2 holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On October 28, 2020, we issued an aggregate of 5,750,000 Class B ordinary shares to our sponsor for an aggregate purchase price of $25,000 (the founder shares).

Prior to our initial public offering, our sponsor transferred an aggregate of 110,000 of its founder shares, or 22,000 each to (i) our independent director for their board service and (ii) our advisory board members for their advisory service. In addition, in connection with entering into the forward purchase agreement with Ward Ferry, our sponsor transferred an aggregate of 312,500 Class B ordinary shares to Ward Ferry concurrently with the closing of our initial public offering for no cash consideration. The founder shares transferred to Ward Ferry are subject to similar contractual conditions and restrictions as the founder shares issued to our sponsor. The anchor investors will have redemption rights with respect to any public shares they own. As a result, our sponsor now owns 5,327,500 founder shares.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of the Class B ordinary shares issued and outstanding upon completion of our initial public offering will equal, in the aggregate, 20% of the sum of (i) the total number of Class A ordinary shares issued and outstanding upon completion of our initial public offering, plus (ii) the total number of Class A ordinary shares issuable upon conversion of the Class B ordinary shares issued and outstanding upon completion of our initial public offering, plus (iii) the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination (including the forward purchase shares but not the forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans, minus (iv) the number of Class A ordinary shares redeemed by public shareholders; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

With certain limited exceptions, the founder shares are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with our sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Our sponsor purchased 6,600,000 private placement warrants at a price of $1.00 per warrant in a private placement that occurred concurrently with the closing of our initial public offering and generated gross proceeds of $6,600,000. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the private placement warrants were added to the net proceeds from the initial public offering held in the trust account. If we do not complete a business combination within 24 months from the closing of our initial public offering, the private placement warrants will expire worthless. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by our sponsor or its permitted transferees. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

Of the proceeds we received from our initial public offering and the sale of the private placement warrants, a total of $230,000,000, including $8,050,000 payable to the underwriter for deferred underwriting commissions, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File No. 333-251571), dated January 7, 2021, which was declared effective by the SEC on January 7, 2021.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

All statements other than statements of historical fact included in this annual report including, without limitation, statements under this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this annual report, words such

“may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this annual report should be read as being applicable to all forward-looking statements whenever they appear in this annual report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated on October 21, 2020 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions directly or indirectly, with any business combination target with respect to an initial business combination with us. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the private placement of the private placement warrants, and the units sold under the forward purchase agreements, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares in connection with a business combination, including the issuance of forward purchase securities, to the owners of the target or other investors:

•                  may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•                  may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

•                  could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•                  may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•                  may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants. Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

•                  default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•                  acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•                  our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•                  our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•                  our inability to pay dividends on our Class A ordinary shares;

•                  using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•                  limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•                  increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•                  limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2020 were organizational activities, those necessary to prepare for our initial public offering, described below, and after our initial public offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on marketable securities after our initial public offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the period from October 21, 2020 (inception) through December 31, 2020, we had net loss of $9,593, which consists of formation costs.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of this offering through a payment of $25,000 from our sponsor to cover for certain expenses on our behalf of in exchange for the issuance of the 5,750,000 founder shares, and up to $250,000 in loans available from our sponsor or an affiliate of our sponsor.

As of December 31, 2020, we had no cash and a working capital deficit of $154,261 (excluding deferred offering costs).

On January 12, 2021, we consummated our initial public offering of 23,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,600,000 Private Placement Warrants to our sponsor at a price of $1.00 per warrant, generating gross proceeds of $6,600,000.

Following our initial public offering and the sale of the Private Placement Warrants, a total of $230,000,000 was placed in the Trust Account. We incurred $13,137,355 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $487,355 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant unit at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $10,000 for office space, and administrative and support services, provided to the Company. We began incurring these fees on January 7, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the our Initial Public Offering upon the completion of our initial Business Combination

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our audited financial information. We describe our significant accounting policies in Note 2 - Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our audited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Title
Winato Kartono	50	Executive Chairman of the Board
Michael Aw Soon Beng	45	Director, Chief Executive Officer and Chief Financial Officer
Andrew Joseph (Andre) Hoffmann	64	President
Charles Mark Broadley	57	Director
Kenneth Walton Hitchner III	60	Director
John Mackay McCulloch Williamson	62	Director

Our directors and executive officers are as follows:

Winato Kartono has been our Executive Chairman of the Board since our inception and is a founder of Provident Group. Mr. Kartono has 24 years of experience in founding, investing, building and operating businesses. He serves as commissioner on the board of Gojek, the largest Internet platform in Indonesia and Tower Bersama. Mr. Kartono is a co-founder of JD.id, founder of Tower Bersama, and founder of Merdeka Copper Gold. Prior to founding PT Provident Capital Indonesia (PCI) in 2004 and Provident Growth in 2018, Mr. Kartono worked at Salomon Smith Barney (now Citigroup) for eight years from 1996 to 2004, where he lastly served as the Head of Investment Banking in Indonesia. Prior to joining Salomon Smith Barney, Mr. Kartono worked at Arthur Andersen and Bank Sumitomo Niaga. Mr. Kartono holds a BCommerce from Trisakti University, Indonesia.

Michael Aw has served as our Director, Chief Executive Officer and Chief Financial Officer since our inception and is a founding partner of Provident Growth. Mr. Aw has 20 years of investing and investment banking experience. He currently serves as a director on the Board of Pomelo, the leading technology driven modern fashion brand in Thailand and Southeast Asia. In addition, Mr. Aw serves as a director on the board of Horangi, a high-growth cybersecurity SaaS company in Southeast Asia and a board observer of Traveloka. Prior to founding Provident Growth in 2018, Mr. Aw served as a Managing Director in Provident Capital for one year and was responsible for technology-related investments in Southeast Asia. Prior to joining Provident Capital, Mr. Aw spent 16 years in UBS’s Investment Banking division in Hong Kong till 2016, where he lastly served as Managing Director and Head of Technology, Media and Telecommunications in Asia. At UBS, Mr. Aw led and completed various mergers and acquisitions, de-mergers, initial public offerings, bond offerings and loan transactions across various geographies. Mr. Aw holds a B.A. in Accounting and Finance from the University of Manchester and M.Phil. in Management Studies from University of Cambridge. Mr. Aw was also a Cambridge Chevening Scholar.

Andre Hoffmann has been our President of the Company since our inception and has also served as the Executive Vice-Chairman of L’Occitane Group since 2016. Mr. Hoffmann has over 40 years of experience in the consumer retail sector. Mr. Hoffmann invested in L’Occitane Group in 1995 and spearheaded and built its Asia business from a start-up to a leading consumer retail company. Under Mr. Hoffmann’s leadership, L’Occitane en Provence successfully grew in Asia from a single store to over 450 stores as of March 31, 2020 and started its online partnerships in China. L’Occitane Group achieved more than $700 million of revenue from Asia in fiscal year 2020 ended March 31, 2020, according to L’Occitane Group’s annual report for such fiscal year. Mr. Hoffmann was a key member of the senior team that led L’Occitane Group’s $900 million acquisition of Elemis, a leading British luxury skincare and spa brand, in 2019. Apart from L’Occitane Group, Mr. Hoffmann invested in Venchi’s Greater China joint venture to help Venchi expand and grow in North Asia. Mr. Hoffmann is also a serial investor who has actively invested in multiple technology companies and sits on the board of Pomelo and the advisory board of Square Yards, a property technology company in India. Mr. Hoffmann holds a B.A. in Economics from the University of California at Berkeley.

Charles Mark Broadley has served as our Director since January 2021. Mr. Broadley has served as an independent non-executive director of L’Occitane International S.A. since 2008 and is a member of the remuneration committee. He also chairs the audit committee of the board of L’Occitane International S.A. Mr. Broadley serves as interim CEO and member of the audit committee of Future Mobility Solutions, a boat manufacturer focused on military and commercial rigid inflatable boats, where Mr. Broadley is also a shareholder. Mr. Broadley is also a shareholder and has served on the board of Carinat Sports Marketing, a sports marketing company focused on rugby and golf, since 2013, and is Chairman of World Tens Series Inc., a subsidiary of Carinat Sports Marketing. Mr. Broadley is a seasoned investor and has been investing on his own behalf and on behalf of an investor from the Middle East since 2011. His previous investments include M2 Education and Samoa Water. Mr. Broadley’s prior professional experience includes founding Voyager Partners, a private equity firm whose notable transactions include the purchase of a controlling interest in the Fairmont Raffles Hotel Group and of an interest in the Majestic Hotel Group in France. Voyager Partners also purchased the Raffles Hotel in Singapore on behalf of its investor group and a number of commercial properties in France. Prior to Voyager Partners, Mr. Broadley was on the board of the Hong Kong and Shanghai Hotels Group (Peninsula) as Chief Financial Officer of the Group from 2003 to 2008. Mr. Broadley started his career as an investment banker at UBS in London and subsequently joined HSBC and Rothschilds. Mr. Broadley holds an M.A. in law from Cambridge University.

Kenneth W. Hitchner has served as our Director since January 2021. Mr. Hitchner brings a wealth of financial services experience through a 28-year career at Goldman Sachs. Mr. Hitchner began his career at Goldman Sachs in New York City, United States in 1991 and became a partner in 2002. Over the course of his career at Goldman Sachs from 1991 to 2019, Mr. Hitchner served as the global head of the healthcare banking group and global co-head of the technology, media and telecom group. Selected transactions completed in this period include Ping An Health Cloud’s approximately US$500 million private placement in 2016, as well as the initial public offerings of Xiaomi Corporation, Pinduoduo Inc., China Tower Corporation Limited, Meituan Dianping and Tencent Music Entertainment Group. Prior to his retirement from Goldman Sachs, Mr. Hitchner relocated to Hong Kong in 2013 and served as the chairman and chief executive officer of Goldman Sachs in Asia Pacific Ex-Japan and a member of Goldman Sachs’ Global Management Committee. Mr. Hitchner currently serves as a chairman of the board of HH&L Acquisition Co. and is a board member of Shanghai-based Wuxi Biologics (Cayman) Inc. and a senior advisor to Wuxi AppTec Co., Ltd., two of China’s leading healthcare companies. Mr. Hitchner received his B.A. degree from The University of Colorado and an MBA from Columbia Business School.

John Mackay McCulloch Williamson has served as our Director since January 2021. Mr. Williamson served as Managing Director of NatWest Investment Services, London from 1992 to 1994 and the Chief Operating Officer of NatWest Securities Asia Holdings Limited from 1994 to 1998. From 1998 to 2007, Mr. Williamson served as Managing Director and Head of Infrastructure and Operational Risk at Morgan Stanley Asia. From 2007 to 2018, he was at Search Investment Group Limited as Senior Managing Director (from 2012 to 2018), CFO (from 2007 to 2018) and Managing Director (from 2007 to 2011). From 2011 to 2018, Mr. Williamson also served as Chief Executive Officer at SAIL Advisors Limited. Since 2018, Mr. Williamson has served and currently serves as Chairman and Managing Partner of Generations Limited, a family office consulting firm. Since 2008, Mr. Williamson has served and currently serves as an independent non-executive director of Hong Kong Exchanges and Clearing Limited (HKEX). He currently serves as the Chairman of the HKEX’s Risk Committee and a member of the Board Executive, Audit, Corporate Social Responsibility, Remuneration and Risk Management Committees. Mr. Williamson previously served as a member of HKEX’s Nomination Committee, Investment Advisory Committee and Clearing Consultative Panel. In 2020, Mr. Williamson was appointed as non-executive Chairman of the UK Tote Group Limited, the UK’s leading pool betting operator, and as a non-executive director of Pacific Basin Shipping Limited. Mr. Williamson received his B.A. degree from Heriot-Watt University in 1980, is a chartered accountant and member of The Institute of Chartered Accountants of Scotland, a Fellow of the Chartered Institute of Securities and Investment, UK, a Senior Fellow of the Hong Kong Securities and Investment Institute and a Member of the Hong Kong Management Association.

Advisory Board

Mr. Sidney Huang has served as our advisor since January 2021 and currently serves as a senior advisor of JD.com, Inc. (Nasdaq: JD) and served as its chief financial officer from September 2013 until his retirement in September 2020. Mr. Huang previously served as chief financial officer of VanceInfo Technologies Inc. and its successor company, Pactera Technology International Ltd., from July 2006 to September 2013. He was also the chief operating officer of VanceInfo Technologies Inc. from 2008 to 2010 and its co-president from 2011 to 2012. Mr. Huang served as chief financial officer at two China-based companies in the technology and Internet sectors between 2004 and 2006. He was an investment banker at Citigroup in New York from 2002 to 2004. He held various positions including audit manager at KPMG LLP from 1996 to 2000 and was a Certified Public Accountant in the State of New York. Mr. Huang has been an independent director of Yatsen Holding, an NYSE-listed company since November 2020. He also served on the board of Bitauto Holdings Limited from November 2010 to August 2020. Mr. Huang received his B.A. in accounting from Bernard M. Baruch College in New York and his MBA degree from the Kellogg School of Management at Northwestern University.

Mr. Roy Kuan has served as our advisor since January 2021 and currently is a private investor across a variety of asset classes and serves on the boards or advisory boards of several private and public companies across the telecom, media and technology (“TMT”), consumer, and industrial sectors in Asia. Mr. Kuan previously served as a managing partner at CVC Capital Partners (“CVC”), a global private equity firm where he co-founded CVC’s Asian business, from 1999 to 2020. Mr. Kuan also served as a member of CVC’s board of directors and its Asia investment and portfolio committees from 2008 to 2020. Prior to CVC, Mr. Kuan was an investment director at Citigroup’s Asian private equity investment division from 1996 to 1999. During his private equity career, Mr. Kuan was a senior team member of several investments in the TMT sectors, including Hong Kong Broadband Network (broadband services, Hong Kong), Arteria Networks (enterprise data communications, Japan), Technopro Holdings (R&D staffing, Japan), CJ CGV (cinemas, South Korea) and 39 Home Shopping (media commerce, Korea). Mr. Kuan currently serves as a director or advisory board member of several other technology related companies, including E-Broker (online wealth management, China), Point Avenue Holdings (education technology, Southeast Asia), and Computime Group Limited (IoT controls, Hong Kong). Mr. Kuan received his MBA degree from the Wharton School, University of Pennsylvania. He earned his B.A. degree from Georgetown University, where he was a George F. Baker Scholar. Mr. Kuan also serves on the Wharton School’s Asia Executive Board.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of John Mackay McCulloch Williamson, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Charles Mark Broadley and Kenneth Walton Hitchner III, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Michael Aw and Winato Kartono, will expire at the third annual meeting of shareholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

The rules of the Nasdaq require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the Nasdaq rules and applicable SEC rules. Our board of directors has determined that each of Charles Mark Broadley, Kenneth Walton Hitchner III and John Mackay McCulloch Williamson is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

We have established three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Both our audit committee and our compensation committee are composed solely of independent directors. We have identified independent directors to serve on the audit committee, compensation committee and nominating and corporate governance committee as set forth in Nasdaq’s rules and Rule 10A-3 of the Exchange Act. Each committee operates under a charter that is approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors. Charles Mark Broadley, Kenneth Walton Hitchner III and John Mackay McCulloch Williamson are the members of our audit committee, and Charles Mark Broadley chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Our board of directors has determined that each of Charles Mark Broadley, Kenneth Walton Hitchner III and John Mackay McCulloch Williamson is independent.

Each member of the audit committee is financially literate and our board of directors has determined that John Mackay McCulloch Williamson qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•                  assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•                  pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•                  setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•                  meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•                  reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Charles Mark Broadley, Kenneth Walton Hitchner III and John Mackay McCulloch Williamson are the members of our compensation committee. John Mackay McCulloch Williamson chairs the compensation committee. Under the Nasdaq listing standards, all the directors on the compensation committee must be independent. Our board of directors has determined that each of Charles Mark Broadley, Kenneth Walton Hitchner III and John Mackay McCulloch Williamson is independent.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•                  reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

•                  reviewing our executive compensation policies and plans;

•                  implementing and administering our incentive compensation equity-based remuneration plans;

•                  assisting management in complying with our proxy statement and annual report disclosure requirements;

•                  approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•                  producing a report on executive compensation to be included in our annual proxy statement; and

•                  reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses and the payment to an affiliate of our sponsor of up to $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee are only responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Charles Mark Broadley, Kenneth Walton Hitchner III and John Mackay McCulloch Williamson. Kenneth Walton Hitchner III serves as chair of the nominating and corporate governance committee. Under the Nasdaq listing standards, all the directors on the nominating and corporate governance committee must be independent. Our board of directors has determined that each of Charles Mark Broadley, Kenneth Walton Hitchner III and John Mackay McCulloch Williamson is independent.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•                  identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

•                  developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•                  coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•                  reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2020 there were no delinquent filers.

Code of Business Conduct Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. A copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors is provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website.

Conflicts of Interest

All of our executive officers and certain of our directors have or may have fiduciary and contractual duties to certain companies in which they have invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing it. However, we do not expect these duties to present a significant conflict of interest with our search for an initial business combination.

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•                  duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•                  duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•                  duty to not improperly fetter the exercise of future discretion;

•                  duty to exercise powers fairly as between different sections of shareholders;

•                  duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•                  duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)(2)	Entity	Entity’s Business	Affiliation
Winato Kartono(3)	Provident Capital Group	Private Equity Investment	Director

Michael Aw Soon Beng(4)	Provident Growth	Private Equity Investment	Director

Andrew Joseph (Andre) Hoffmann(5)	L’Occitane International S.A.	Consumer Retail	Executive Director and Vice-Chairman

Charles Mark Broadley	L’Occitane International S.A.	Consumer Retail	Independent Non-Executive Director

Kenneth Walton Hitchner III	Wuxi Biologics (Cayman) Inc.	Biopharmaceuticals	Independent Non-Executive Director

	HH&L Acquisition Co.	Investment	Chairman of the Board

John Mackay McCulloch Williamson	Hong Kong Exchanges and Clearing Limited	Financial Institution	Independent Non-Executive Director

(1)    Each of the entities listed in this table may have competing interests to our company with respect to the performance by each individual listed in this table of his fiduciary obligations and the presentation by each such individual of business opportunities.

(2)    Each individual listed has a fiduciary duty with respect to each of the listed entities opposite from his name.

(3)    Mr. Kartono is a director of portfolio companies of Provident Capital Group and its affiliated entities, and he may be obligated to show acquisitions to such companies before we may pursue such acquisitions.

(4)    Mr. Aw is a director of portfolio companies of Provident Growth and its affiliated entities, and he may be obligated to show acquisitions to such companies before we may pursue such acquisitions.

(5)    Mr. Hoffmann is a director of several subsidiaries and affiliates of L’Occitane International S.A., and he may be obligated to show acquisitions to such companies before we may pursue such acquisitions.

Potential investors should also be aware of the following other potential conflicts of interest:

•                  Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

•                  Our initial shareholders purchased founder shares and private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•                  Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers, or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. Our shareholders may not be provided with a copy of such opinion and they may not be able to rely upon such opinion. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on Nasdaq, we also pay sponsor or an affiliate of up to $10,000 per month for office space, utilities and secretarial and administrative services provided to members of our management team.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote their founder shares and any shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we pay sponsor or an affiliate of up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at March 25, 2021, with respect to our ordinary shares held by:

•                  each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•                  each of our officers and directors; and

•                  all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 25, 2021.

	Class B ordinary shares(2)		Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Provident Acquisition Holdings Ltd. (3)(4)	5,327,500	92.65%	—	—	—
WF Asian Reconnaissance Fund Limited	312,500	5.45%	—	—	—
RP Investment Entities(5)	—	—	1,217,881	5.30%	4.24%
Winato Kartono	—	—	—	—	—
Michael Aw Soon Beng	—	—	—	—	—
Andrew Joseph (Andre) Hoffmann	—	—	—	—	—
Charles Mark Broadley	22,000	0.4%	—	—	—
Kenneth W. Hitcher	22,000	0.4%	—	—	—
John Mackay McCulloch Williamson	22,000	0.4%	—	—	—
All officers, directors and director nominees as a group (six individuals)			—	—	—

(1)         Unless otherwise noted, the business address of each of the following is Unit 11C/D, Kimley Commercial Building, 142 – 146 Queen’s Road Central, Hong Kong.

(2)         Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment. Excludes forward purchase shares that will only be issued, if at all, at the time of our initial business combination.

(3)         Provident Acquisition Holdings Ltd., our sponsor, is the record holder of the shares reported herein. There are three directors of our sponsor. Each director has one vote, and the approval of two of the three directors of the board of directors is required to approve an action of our sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities.  This is the situation with regard to our sponsor. Based upon the foregoing analysis, no individual director of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

(4)         Excludes 312,500 founder shares transferred to Ward Ferry for no cash consideration concurrently with the closing of our initial public closing pursuant to the forward purchase agreement entered into by it with us; as the result of such transfer, Ward Ferry beneficially owns 1.1% of the outstanding shares as the date of this Annual Report.

(5)         Includes 627,452 Class A ordinary shares held by RP Select Opportunities Master Fund Ltd., 164,658 Class A ordinary shares held by RP Debt Opportunities Fund Ltd., 36,415 Class A ordinary shares held by RP Alternative Global Bond Fund, 389,356 Class A ordinary shares held by RP SPAC Fund (together with other RP investment entities, the “RP Investment Entities”). RP Investment Advisors LP is the investment advisor of, and may be deemed to beneficially own securities owned by, the RP Investment Entities. The address of RP Investment Advisors LP is 39 Hazelton Avenue, Toronto, Ontario, Canada, M5R 2E3.

Our initial shareholders beneficially own 20% of the issued and outstanding ordinary shares (excluding the representative shares). Only holders of Class B ordinary shares have the right to elect directors in any election held prior to or in connection with the completion of our initial business combination. Holders of our public shares do not have the right to elect any directors to our board of directors prior to our initial business combination. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Our sponsor has purchased an aggregate of 6,600,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $6,600,000 in the aggregate, in a private placement that occurred simultaneously with the closing of our initial public offering. The private placement warrants are identical to the warrants sold in our initial public offering except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) are not redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. The private placement warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. A portion of the purchase price of the private placement warrants was added to the proceeds from our initial public offering and are held in the trust account such that at the time of closing of our initial public offering $230,000,000 are held in the trust account. If we do not complete our initial business combination within 24 months from the closing of our initial public offering, the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below.

Prior to our initial public offering, we entered into forward purchase agreements pursuant to which the anchor investors, including an affiliate of our sponsor, purchased an aggregate of 5,500,000 Class A ordinary shares, plus 2,750,000 redeemable warrants, for a purchase price of $10.00 per Class A ordinary share, as applicable, or $55,000,000 in the aggregate, in a private placement to close concurrently with the closing of our initial business combination. In connection with entering into the forward purchase agreement with Ward Ferry, our sponsor transferred an aggregate of 312,500 Class B ordinary shares to Ward Ferry concurrently with the closing of our initial public offering for no cash consideration. The founder shares transferred to Ward Ferry are subject to similar contractual conditions and restrictions as the founder shares issued to our sponsor. The anchor investors have redemption rights with respect to any public shares they own. The forward purchase warrants have the same terms as our public warrants.

The forward purchase agreements also provide that the anchor investors are entitled to registration rights with respect to (A) the forward purchase securities and Class A ordinary shares underlying the forward purchase warrants and founder shares, (B) any other Class A ordinary shares or warrants acquired by the anchor investors, including any time after we complete our initial business combination, and (C) any other equity security of the Company issued or issuable with respect to the securities referred to in clauses (A) and (B) by way of a share capitalization or share sub-division or in connection with a combination of shares recapitalization, merger, consolidation or reorganization.

Provident Acquisition Holdings Ltd., our sponsor, and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Transfers of Founder Shares and Private Placement Warrants

The founder shares, private placement warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreement entered into by our sponsor and management team. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares, until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property and (ii) in the case of the private placement warrants and any Class A ordinary shares issuable upon conversion or exercise thereof, until 30 days after the completion of our initial business combination except in each case (a) to our officers or directors or members of advisory board, any affiliate or family member of any of our officers or directors or members of advisory board, any affiliate of our sponsor or to any member of the sponsor or any of their affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) by virtue of the laws of the Cayman Islands or our Sponsor’s limited liability company agreement upon dissolution of our Sponsor; (g) in the event of our liquidation prior to our consummation of our initial business combination; or (h) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of our initial public offering, (ii) private placement warrants, which were issued in a private placement simultaneously with the closing of our initial public offering and the Class A ordinary shares underlying such private placement warrants and (iii) private placement warrants that may be issued upon conversion of working capital loans will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement signed on the effective date of our initial public offering. Pursuant to the registration rights agreement, we are obligated to register up to 13,850,000 Class A ordinary shares and 8,100,000 warrants. The number of Class A ordinary shares includes (i) 5,750,000 Class A ordinary shares to be issued upon conversion of the Class B ordinary shares, (ii) 6,600,000 Class A ordinary shares underlying the private placement warrants and (iii) 1,500,000 Class A ordinary shares underlying the private placement warrants issued upon conversion of working capital loans. The number of warrants includes 6,600,000 private placement warrants. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the forward purchase agreements, we have agreed that we will use our reasonable best efforts (i) to file within 30 days after the closing of the initial business combination (and, with respect to clause (i)(B) below, within 30 days following announcement of the results of the shareholder vote relating to our initial business combination or the results of our offer to shareholders to redeem their Class A ordinary shares in connection with our initial business combination (whichever is later), which we refer to as the “disclosure date”) a registration statement with the SEC for a secondary offering of (A) the forward purchase securities and Class A ordinary shares underlying the forward purchase warrants and the anchor investors’ founder shares, (B) any other Class A ordinary shares or warrants acquired by the anchor investors any time after we complete our initial business combination, and (C) any other equity security of the Company issued or issuable with respect to the securities referred to in clauses (i)(A) and (i)(B) by way of a share capitalization or share sub-division or in connection with a combination of shares recapitalization, merger, consolidation or reorganization, (ii) to cause such registration statement to be declared effective promptly thereafter, but in no event later than 60 days after the closing of the initial business combination or the disclosure date, as the case may be and (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the relevant anchor investor ceases to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreements. We will bear the cost of registering these securities.

Equity Compensation Plans

As of December 31, 2020, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On October 28, 2020, our sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our expenses in exchange for 5,750,000 founder shares. Prior to our initial public offering, our sponsor transferred an aggregate of 110,000 of its founder shares, or 22,000 each to (i) our independent director nominees for their board service and (ii) our advisory board members for their advisory service, for no cash consideration. In addition, in connection with entering into the forward purchase agreement with Ward Ferry, our sponsor transferred to Ward Ferry an aggregate of 312,500 founder shares for no cash consideration concurrently with the closing of our initial public offering.

Our sponsor has, pursuant to a written agreement, purchased an aggregate of 6,600,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $6,600,000 in the aggregate, in a private placement that closed simultaneously with the closing of our initial public offering. The private placement warrants are identical to the warrants sold in our initial public offering except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) are not redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Pursuant to a letter agreement with our sponsor, we have agreed not to enter into a definitive agreement regarding a business combination without the prior written consent of our sponsor.

Prior to our initial public offering, we entered into forward purchase agreements pursuant to which the anchor investors, including Aventis Star Investments Limited, an affiliate of our sponsor and Provident Group, purchased an aggregate of 5,500,000 Class A ordinary shares, plus 2,750,000 redeemable warrants, for a purchase price of $10.00 per Class A ordinary share, as applicable, or $55,000,000 in the aggregate, in a private placement to close concurrently with the closing of our initial business combination. In connection with entering into the forward purchase agreement with Ward Ferry, our sponsor transferred an aggregate of 312,500 Class B ordinary shares to Ward Ferry concurrently with the closing of our initial public offering for no cash consideration. The founder shares transferred to Ward Ferry are subject to similar contractual conditions and restrictions as the founder shares issued to our sponsor. The anchor investors have redemption rights with respect to any public shares they own. The forward purchase warrants have the same terms as our public warrants.

The forward purchase agreements also provide that the anchor investors are entitled to registration rights with respect to their (A) forward purchase securities and Class A ordinary shares underlying the forward purchase warrants and founder shares, and (B) any other Class A ordinary shares or warrants acquired by the anchor investors, including any time after we complete our initial business combination.

We currently utilize office space at Unit 11C/D, Kimley Commercial Building, 142 — 146 Queen’s Road Central, Hong Kong from our sponsor as our executive offices. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we pay sponsor or an affiliate of up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team.

No compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares and private placement warrants, which is described under the heading “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Registration Rights.”

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors, nominees for director or officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee considers (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Charles Mark Broadley, Kenneth Walton Hitchner III and John Mackay McCulloch Williamson are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our required filings with the SEC for the period from October 21, 2020 (inception) through December 31, 2020 totaled $52,900. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from October 21, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from October 21, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the period from October 21, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2021)
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended*
4.2

Warrant Agreement, dated January 7, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2021)

10.1

Letter Agreement, dated January 7, 2021, among the Company and its officers and directors and Provident Acquisition Holdings Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2021)

10.2

Investment Management Trust Agreement, dated January 7, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2021)

10.3

Registration Rights Agreement, dated January 7, 2021, between the Company and certain security holders (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2021)

10.4

Administrative Services Agreement, dated January 7, 2021, between the Company and Provident Acquisition Holdings Ltd. (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2021)

10.5

Sponsor Warrants Purchase Agreement, dated January 7, 2021, between the Company and Provident Acquisition Holdings Ltd. (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2021)

31.1*

Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*

Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1**	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.1**

Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*              Filed herewith.

**           Furnished herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2021.

Provident Acquisition Corp.

By:	/s/ Michael Aw Soon Beng
	Name:	Michael Aw Soon Beng
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Positon	Date

/s/ Winato Kartono	Executive Chairman of the Board	April 15, 2021
Winato Kartono

/s/ Michael Aw Soon Beng	Director, Chief Executive Officer and Chief Financial Officer	April 15, 2021
Michael Aw Soon Beng	(Principal Executive Officer) (Principal Financial and Accounting Officer)

/s/ Charles Mark Broadley	Director	April 15, 2021
Charles Mark Broadley

/s/ Kenneth Walton Hitchner III	Director	April 15, 2021
Kenneth Walton Hitchner III

/s/ John Mackay McCulloch Williamson	Director	April 15, 2021
John Mackay McCulloch Williamson

PROVIDENT ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of

Provident Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Provident Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholder equity and cash flows for the period from October 21, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the period from October 21, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements is free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Melville, NY

April 15, 2021

PROVIDENT ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

Assets
Deferred offering costs	$169,668
Total Assets	$169,668

Liabilities and Shareholder’s Equity
Current liabilities:
Accrued offering costs and expenses	$71,593
Promissory note - related party	82,668
Total current liabilities	154,261

Commitments and Contingencies

Shareholder’s Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding(1)	575
Additional paid-in capital	24,425
Accumulated deficit	(9,593)
Total shareholder’s equity	15,407
Total Liabilities and Shareholder’s Equity	$169,668

(1)         This number includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these financial statements.

PROVIDENT ACQUISITION CORP.

STATEMENT OF OPERATIONS

FROM OCTOBER 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation costs	$9,593
Net loss	$(9,593)

Basic and diluted weighted average Class B ordinary shares outstanding(1)	5,000,000

Basic and diluted net loss per share	$(0.00)

(1)         This number excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these financial statements.

PROVIDENT ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of October 21, 2020 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	5,750,000	575	24,425	—	25,000
Class B ordinary shares issued to Sponsor	—	—	—	—	—
Net loss	—	—	—	(9,593)	(9,593)
Balance as of December 31, 2020	5,750,000	$575	$24,425	$(9,593)	$15,407

(1)         This number includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these financial statements.

PROVIDENT ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FROM OCTOBER 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(9,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	9,593
Net cash used in operating activities	—

Net change in cash	—

Cash, October 21, 2020 (inception)	—
Cash, end of the period	$—

Supplemental Non-cash disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs included in accrued expenses	$62,000
Deferred offering costs paid by Sponsor under the promissory note	$82,668

The accompanying notes are an integral part of these financial statements.

PROVIDENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 1 — Organization and Business Operation

Organization and General

Provident Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on October 21, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

The Company has selected December 31 as its fiscal year end.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from October 21, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as described below).

The Company’s sponsor is Provident Acquisition Holdings Ltd., a Cayman Islands limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s Initial Public Offering (as defined below) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on January 7, 2021 (the “Effective Date”). On January 12, 2021, the Company consummated the initial public offering (the “Initial Public Offering” or “IPO”) of 23,000,000 units (the “Units” and, with respect to the Class A ordinary share included in the Units sold, the “public shares”), including the issuance of 3,000,000 Units as a result of the underwriters’ over-allotment option is exercised in full, at $10.00 per Unit generating gross proceeds of $230,000,000, which is described in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of an aggregate of 6,600,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Company’s Sponsor, generating gross proceeds to the Company of $6,600,000, which is described in Note 4.

Transaction costs amounted to $13,137,355 consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee (see Note 6), and $487,355 of other offering costs.

Trust Account

Following the closing of the IPO on January 12, 2021, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and will only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of the Company’s public shares. If the Company does not complete an initial Business Combination within 24 months from January 12, 2021 (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity.

Initial Business Combination

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes).

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less tax payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares (as described in Note 5) and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, and (iv) vote any Founder Shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act, as amended, (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Capital Resources

As of December 31, 2020, the Company had $0 in cash. The Company’s liquidity needs up to December 31, 2020 had been satisfied through a capital contribution from the Sponsor in the amount of $25,000 (see Note 5) for the founder shares, and an unsecured promissory note from the Sponsor of $82,668 (see Note 5).

Upon closing of the IPO on January 12, 2021, the Company had approximately $1.9 million in its operating bank account, outside of the Trust account and working capital of approximately $1.5 million. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the working capital for identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of this financial statement in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of December 31, 2020.

Deferred Offering Costs

Deferred offering costs consist of legal and accounting expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to stockholders’ equity upon the completion of the IPO on January 12, 2021. On January 12, 2021, offering costs amounting to $13,137,355 were charged to stockholders’ equity on January 12, 2021. As of December 31, 2020, there was $169,668 of costs, classified as deferred offering costs, in the accompanying balance sheet.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. As of December 31, 2020, there are no uncertain tax position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A ordinary shares.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Initial Public Offering

On January 12, 2021, the Company sold 23,000,000 Units, including 3,000,000 Units issued pursuant to the underwriters’ over-allotment option is exercised in full, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, and one-half of one warrant to purchase one Class A ordinary share. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (see Note 7).

The Company paid an underwriting fee at the closing of the IPO of $4,600,000. There was no recorded deferred underwriter fee as December 31, 2020. As of January 12, 2021, an additional fee of $8,050,000 (see Note 6) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 6,600,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $6,600,000. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the IPO held in the Trust Account.

The Private Placement Warrants will be identical to the warrants sold in the IPO except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to certain registration rights.

If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO.

Note 5 — Related Party Transactions

Founder Shares

On October 28, 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Up to 750,000 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised and excluding any adjustment to the outstanding Class B ordinary shares related to the Forward Purchase Agreements described below. On January 12, 2021, the underwriters exercised their over-allotment option in full, hence, 750,000 Founder Shares were no longer subject to forfeiture.

On January 5, 2021, the Sponsor transferred an aggregate of 110,000 of its Founder Shares, or 22,000 each to (i) the Company’s independent director for their board service and (ii) the Company’s advisory board members for their advisory service. In addition, in connection with entering into the Forward Purchase Agreement (as defined in Note 6) with WF Asian Reconnaissance Fund Limited (“Ward Ferry”), on January 12, 2021 the Sponsor transferred to Ward Ferry an aggregate of 312,500 Founder Shares for no cash consideration.

The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the initial Business Combination, or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the “lock-up”). Notwithstanding the foregoing, if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Promissory Note — Related Party

On October 28, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to $250,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. As of December 31,

2020, the total amount borrowed under the promissory note was $82,668. The Company repaid it in full on January 15, 2021.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At December 31, 2020, no Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed, commencing on the date of the securities of the Company are first listed on The Nasdaq Capital Market (the “Listing Date”), to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants which were issued in a private placement simultaneously with the closing of the IPO and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $8,050,000 held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Forward Purchase Agreements

Prior to the IPO, the Company entered into (i) a Forward Purchase Agreement pursuant to which Ward Ferry agreed to subscribe for an aggregate of 2,500,000 Class A ordinary shares plus 1,250,000 Forward Purchase Warrants for a purchase price of $10.00 multiplied by the number of Class A ordinary shares, or $25,000,000 in the aggregate, in a private placement to close concurrently with the closing of the initial Business Combination. In connection with entering into such Forward Purchase Agreement, the Sponsor agreed to transfer an aggregate of 312,500 Class B ordinary shares to Ward Ferry concurrently with the closing of the IPO for no cash consideration, (ii) a Forward Purchase Agreement pursuant to which PT Nugraha Eka Kencana (“Saratoga”) agreed to subscribe for an aggregate of 1,000,000 Class A ordinary shares plus 500,000 Forward Purchase Warrants for a purchase price of $10.00 multiplied by the number of Class A ordinary shares, or $10,000,000 in the aggregate, in a private placement to close concurrently with the closing of the initial Business Combination, and (iii) a Forward Purchase Agreement pursuant to which Aventis Star Investments Limited, an affiliate of the Sponsor and Provident Group (collectively with Ward

Ferry and Saratoga, the “anchor investors”), agreed to subscribe for an aggregate of 2,000,000 Class A ordinary shares plus 1,000,000 Forward Purchase Warrants for a purchase price of $10.00 multiplied by the number of Class A ordinary shares, or $20,000,000 in the aggregate, in a private placement to close concurrently with the closing of the initial Business Combination.

The Forward Purchase Warrants will have the same terms as the public warrants. On January 12, 2021, the Sponsor transferred an aggregate of 312,500 Class B ordinary shares to Ward Ferry (see Note 5).

The Forward Purchase Agreements also provide that the anchor investors are entitled to registration rights with respect to (A) the forward purchase securities and Class A ordinary shares underlying the Forward Purchase Warrants and Founder Shares, (B) any other Class A ordinary shares or warrants acquired by the anchor investors, including any time after the Company completes its initial Business Combination, and (C) any other equity security of the Company issued or issuable with respect to the securities referred to in clauses (A) and (B) by way of a share capitalization or share sub-division or in connection with a combination of shares recapitalization, merger, consolidation or reorganization.

Note 7 — Shareholder’s Equity

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At December 31, 2020, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of December 31, 2020, there were 5,750,000 Class B ordinary share issued and outstanding.

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares issued and outstanding upon completion of the IPO will equal, in the aggregate, 20% of the sum of (i) the total number of Class A ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issuable upon conversion of the Class B ordinary shares issued and outstanding upon completion of the IPO, plus (iii) the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including the forward purchase shares but not the forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, minus (iv) the number of Class A ordinary shares redeemed by public shareholders; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Warrants —No warrants are currently outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsors or their affiliate, without taking into account any Founder Shares held by the Sponsors or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than thirty (30) business days after the closing of the initial Business Combination, it will use its reasonable best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its reasonable best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering each such warrant for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied the excess of the “fair market value” less the exercise price of the warrants by (y) the fair market value and (B) 0.361. The “fair market value” shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder (the “30-day redemption period”; and

•	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the warrant holders (which the Company refers to as the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like).

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table below, based on the redemption date and the “fair market value” of the Class A ordinary shares (as defined below);

•

if, and only if, the Reference Value (as defined above under “Redemptions for warrants when the price per Class A ordinary share equals or exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like); and

•

if the Reference Value is less than $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

The warrant agreement contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the ordinary shares in the Business Combination is payable in the form of ordinary shares in the successor entity, and if the holders of the warrants properly exercises the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the ordinary shares consists exclusively of cash, the amount of such cash per ordinary share, and (ii) in all other cases, the volume weighted average price of the ordinary shares as reported during the ten-trading day period ending on the trading day prior to the effective date of the Business Combination.

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40, and thus the warrants are not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the IPO. The warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. The fair value of the liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to April 15, 2021, the date that the financial statements were available to be issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 12, 2021, John Coates, Acting Director, Division of Corporation Finance, and Paul Munter, Acting Chief Accountant, issued guidance on the accounting of warrants issued by special purchase acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)”.

The Company closed its IPO on January 12, 2021 and issued both Public and Private Warrants on that date as disclosed in its Form 8-K. In view of the new guidance from the SEC, the Company determined that the fair value of the warrant should be reclassified from temporary equity presented in the Form 8-K, or any other public filings, to liability presentation as a warrant liability. The fair value of the warrant liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

All the registration statements previously filed prior to the IPO date did not include the effect of the warrant liability, the Company is currently evaluating the impact of the omission by performing analyses in accordance with Staff Accounting Bulletin N. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) and Staff Accounting Bulletin N. 99, Materiality, (“SAB 99”). The Company expects to complete the analysis before filing its Form 10-Q for the periods ended March 31, 2021.