Form 10-Q
period 2021-03-31
Provident Acquisition Corp.
filed 2021-05-20
CIK 1830531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

PROVIDENT ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39860	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)
Unit 11C/D, Kimley Commercial Building 142 – 146 Queen’s Road Central Hong Kong		N/A
(Address of principal executive offices)		(Zip Code)

+852 2467 0338
Registrant’s Telephone Number, Including Area Code

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	PAQC	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	PAQCW	The Nasdaq Stock Market LLC
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	PAQCU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒ No ◻

As of May 20, 2021, 23,000,000 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

PROVIDENT ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PROVIDENT ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$643,003	$—
Prepaid expenses	720,726	—
Total current assets	1,363,729	—
Deferred offering costs	—	169,668
Investments held in Trust Account	230,002,907	—
Total Assets	$231,366,636	$169,668

Liabilities and Shareholder’s Equity
Current liabilities:
Accrued offering costs and expenses	$11,725	$71,593
Due to related party	4,000	—
Note payable - related party	—	82,668
Total current liabilities	15,725	154,261
Warrant liability	14,599,832	—
FPA warrant liability	980,867	—
Deferred underwriting commissions	8,050,000	—
Total Liabilities	23,646,424	154,261

Commitments and Contingencies (Note 7)
Class A ordinary shares, $0.0001 par value; 20,272,021 shares and -0- shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	202,720,210	—

Shareholder's Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,727,979 shares and 0 shares issued and outstanding (excluding 20,272,021 shares and 0 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	273	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	575	575
Additional paid-in capital	—	24,425
Retained earnings/(Accumulated deficit)	4,999,154	(9,593)
Total shareholder’s equity	5,000,002	15,407
Total Liabilities and Shareholder’s Equity	$231,366,636	$169,668

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROVIDENT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three
Months Ended
March 31,
2021
General and administrative expenses	$891,208
Loss from operations	(891,208)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,907
Expenses incurred for the fair value of warrants exceeding the purchase price	(1,053,214)
Unrealized gain on change in fair value of warrants	6,314,538
Unrealized gain on change in fair value of FPA warrant liability	4,304,600
Total other income (expense)	9,568,831

Net Income	$8,677,623

Basic and diluted weighted average shares outstanding, Class A ordinary share subject to possible redemption	16,663,136
Basic and diluted net loss per ordinary share, Class A ordinary shares subject to possible redemption	$(0.00)
Basic and diluted weighted average shares outstanding, Class A and Class B shares outstanding, non-redeemable ordinary share	9,020,198
Basic and diluted net income per share, non-redeemable ordinary share	$0.96

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROVIDENT ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

For the Three Months Ended March 31, 2021

						(Accumulated
	Class A		Class B		Additional	Deficit)	Total
	Ordinary Shares		Ordinary Shares		Paid-in	Retained	Shareholder’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2020 (audited)	—	—	5,750,000	$575	$24,425	$(9,593)	$15,407

Sale of units in initial public offering, gross	23,000,000	2,300	—	—	229,997,700	—	230,000,000

Offering costs	—	—	—	—	(12,426,195)	—	(12,426,195)

Sale of private placement warrants to Sponsor in private placement	—	—	—	—	6,600,000	—	6,600,000

Initial classification of warrant liability	—	—	—	—	(19,861,156)	—	(19,861,156)

Initial classification of FPA warrant liability	—	—	—	—	(5,285,467)	—	(5,285,467)

Class A ordinary shares subject to possible redemption	(20,272,021)	(2,027)	—	—	(199,049,307)	(3,668,876)	(202,720,210)
Net income	—	—	—	—	—	8,677,623	8,677,623
Balance as of March 31, 2021 (unaudited)	2,727,979	$273	5,750,000	$575	$—	$4,999,154	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROVIDENT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three
Months Ended
March 31, 2021
Cash Flows from Operating Activities:
Net income	$8,677,623
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,907)
Expenses incurred for the fair value of warrants exceeding the purchase price	1,053,214
Warrant issuance costs	778,385
Unrealized gain on change in fair value of derivate instruments	(10,619,138)
Changes in operating assets and liabilities:
Prepaid expenses	(720,726)
Accrued offering costs and expenses	(59,868)
Due to related party	4,000
Net cash used in operating activities	(889,417)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, net of underwriters’ discount	225,400,000
Proceeds from private placement	6,600,000
Payment of offering costs	(384,912)
Repayment of note payable from related party	(82,668)
Net cash provided by financing activities	231,532,420

Net change in cash	643,003

Cash, beginning of the period	—
Cash, end of the period	$643,003

Supplemental Non-cash disclosure of cash flow information:
Deferred underwriting commissions charged to additional paid in capital	$8,050,000
Initial value of ordinary shares subject to possible redemption	$192,266,950
Change in value of ordinary shares subject to possible redemption	$10,453,260
Initial classification of warrant liability	$20,914,370
Initial classification of FPA warrant liability	$5,285,467

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROVIDENT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from October 21, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability and FPA warrant liability as other income (expense).

The Company’s sponsor is Provident Acquisition Holdings Ltd., a Cayman Islands exempted company (the “Sponsor”).

Financing

The registration statement for the Company’s Initial Public Offering (as defined below) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on January 7, 2021 (the “Effective Date”). On January 12, 2021, the Company consummated the initial public offering (the “Initial Public Offering” or “IPO”) of 23,000,000 units (the “Units” and, with respect to the Class A ordinary share included in the Units sold, the “public shares”), including the issuance of 3,000,000 Units as a result of the underwriters’ over-allotment option is exercised in full, at $10.00 per Unit generating gross proceeds of $230,000,000, which is described in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of an aggregate of 6,600,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Company’s Sponsor, generating gross proceeds to the Company of $6,600,000, which is described in Note 5.

Transaction costs amounted to $12,426,195 consisting of $4,334,777 of underwriting fee, $7,585,860 of deferred underwriting fee (see Note 7), and $505,558 of other offering costs.

Trust Account

Following the closing of the IPO on January 12, 2021, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and was only invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earliest of: (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares. If the Company does not complete an initial Business Combination within 24 months from January 12, 2021 (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity.

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

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares (as described in Note 6) and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, and (iv) vote any Founder Shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had $643,003 in its operating bank account, and working capital of $1,348,004. The Company’s liquidity needs prior to the Company’s Initial Public Offering and Private Placement had been satisfied through a capital contribution from the Sponsor in the amount of $25,000 (see Note 6) for the founder shares, and an unsecured promissory note from the Sponsor of $82,301 (see Note 6). The Company fully repaid the promissory note to the Sponsor on January 15, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 6).

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

Note 2 — Restatement of Previously Issued Financial Statement

On April 12, 2021, the Staff of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement, dated as of January 7, 2021, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 11,500,000 Public Warrants and (ii) the 6,600,000 Private Warrants (iii) the 2,750,000 Forward Purchase Agreement Warrants (the “FPA Warrants”, see Note 4, Note 5 and Note 7). The Company previously accounted for both Warrants as components of equity and no records on FPA Warrants.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants and FPA Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants and FPA Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

After consultation with the Company’s independent registered public accounting firm, the Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued audited balance sheet as of January 12, 2021, as previously reported in its Form 8-K. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The following tables summarize the effect of the restatement on each balance sheet line item as of the dates, indicated:

	As Previously
	Reported	Adjustment	As Restated
Balance Sheet at January 12, 2021
Warrant Liability	$—	$20,914,370	$20,914,370
FPA warrant liability	—	5,285,467	5,285,467
Class A ordinary share subject to possible redemption	218,466,790	(26,199,840)	192,266,950
Class A ordinary shares	115	262	377
Additional paid-in capital	5,020,165	1,825,398	6,845,563
Accumulated deficit	$(20,853)	$(1,825,657)	$(1,846,510)

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on April 15, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were held in money market funds.

Fair Value Measurements

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 — Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid assets, and accounts payable are estimated to approximate the carrying values as of March 31, 2021 due to the short maturities of such instruments.

The Company’s public warrants began trading under the ticker PAQCW, beginning on March 1, 2021. After this date, public warrant values per share were based on the observed trading prices of the public warrants on Bloomberg LP as of each balance sheet date. The fair value of the public warrant liability is classified as level 1 as of March 31, 2021.

The Company’s private warrant liability and FPA warrant liability are based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the private warrant liability and FPA warrant liability are classified as level 3.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Fund held in Trust Account	$230,002,907	$230,002,907	$—	$—
	$230,002,907	$230,002,907	$—	$
Liabilities:
Public Warrant Liability	$9,257,500	$9,257,500	$—	$—
Private Warrant Liability	$5,342,332	$—	$—	$5,342,332
FPA Warrant Liability	$980,867	$—	$—	$980,867
	$15,580,699	$9,257,500	$—	$6,323,199

Offering Costs Associated with the Initial Public Offering

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

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed at time of IPO closing. As of March 31, 2021, offering costs amounting to $12,426,195 were charged to stockholders’ equity.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. As of March 31, 2021, there are no uncertain tax position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary share is classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 20,272,021 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 18,100,000 Class A ordinary shares in the aggregate.

The Company’s condensed statement of operations include a presentation of income per Class A ordinary share subject to possible redemption in a manner similar to the two-class method of income per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary share is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted, for non-redeemable Class B ordinary share is calculated by dividing the net income, adjusted for income attributable to redeemable Class B ordinary shares, by the weighted average number of non-redeemable Class B ordinary shares outstanding for the periods. Non-redeemable Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Three Months Ended
March 31, 2021
Redeemable Class A Ordinary Share
Numerator: Earnings allocable to Redeemable Class A Ordinary Share
Interest Income	$2,562
Less: Interest available to be withdrawn for payment of taxes	$(2,562)
Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Ordinary Share
Redeemable Class A Ordinary Share, Basic and Diluted	16,663,136
Earnings/Basic and Diluted Redeemable Class A Ordinary Share	$—

Non-Redeemable Class B Ordinary Share
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$8,677,623
Redeemable Net Earnings	$—
Non-Redeemable Net Income	$8,677,623
Denominator: Weighted Average Non-Redeemable Class B Ordinary Share
Non-Redeemable Class B Ordinary Share, Basic and Diluted	9,020,198
Earnings/Basic and Diluted Non-Redeemable Ordinary Share	$0.96

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 — Initial Public Offering

On January 12, 2021, the Company sold 23,000,000 Units, including 3,000,000 Units issued pursuant to the underwriters’ over-allotment option is exercised in full, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, and one-half of one warrant to purchase one Class A ordinary share.

The Company paid an underwriting fee at the closing of the IPO of $4,600,000. As of March 31, 2021, an additional fee of $8,050,000 (see Note 7) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

Warrants

As of March 31, 2021, there were 18,100,000 warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsors or their affiliate, without taking into account any Founder Shares held by the Sponsors or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder (the “30-day redemption period”; and
●	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the warrant holders (which the Company refers to as the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like).

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table below, based on the redemption date and the “fair market value” of the Class A ordinary shares (as defined below);
●	if, and only if, the Reference Value (as defined above under “Redemptions for warrants when the price per Class A ordinary share equals or exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like); and
●	if the Reference Value is less than $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

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

On January 5, 2021, the Sponsor transferred an aggregate of 110,000 of its Founder Shares, or 22,000 each to (i) the Company’s independent director for their board service and (ii) the Company’s advisory board members for their advisory service. In addition, in connection with entering into the Forward Purchase Agreement (as defined in Note 7) with WF Asian Reconnaissance Fund Limited (“Ward Ferry”), on January 12, 2021 the Sponsor transferred to Ward Ferry an aggregate of 312,500 Founder Shares for no cash consideration.

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

Promissory Note — Related Party

On October 28, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to $250,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. On January 15, 2021, the Company repaid $82,301 to the Sponsor. As of March 31, 2021, the total amount borrowed under the promissory note was $0.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At March 31, 2021, no Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed, commencing on the date of the securities of the Company are first listed on The Nasdaq Capital Market (the “Listing Date”), to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $4,000 in expenses in connection with such services for the period from January 7, 2021 (“Effective Date”) to March 31, 2021, as reflected in the accompanying unaudited condensed statement of operations.

As of March 31, 2021, the amount due to the Sponsor is $4,000. On April 16, 2021, the Company fully paid the $4,000 to the Sponsor.

Note 7 — Commitments and Contingencies

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

The Forward Purchase Warrants will have the same derivatives. On January 12, 2021, the Sponsor transferred an aggregate of 312,500 Class B ordinary shares to Ward Ferry (see Note 6).

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

Note 8 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were 2,727,979 and 0 Class A ordinary shares issued and outstanding, excluding 20,272,021 and 0 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of March 31, 2021 and December 31, 2020, there were 5,750,000 and 5,750,000 Class B ordinary share issued and outstanding, respectively.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Provident Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in the Cayman Islands on October 21, 2020 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering (“Initial Public Offering”), our shares, debt or a combination of cash, shares and debt.

The issuance of additional ordinary shares in a Business Combination:

●	may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions of the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2021, we had net income of $8,677,623, which consists of interest income on marketable securities held in the Trust Account of $2,907 and an unrealized gain on change on fair value of warrants and FPA warrants of $10,619,138, offset by operating and formation costs of $891,208 and expenses incurred by the fair value of warrants exceeding the purchase price of $1,053,214.

Liquidity and Capital Resources

On January 12, 2021, we consummated our Initial Public Offering of 23,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,600,000 Private Placement Warrants to our sponsor at a price of $1.00 per warrant, generating gross proceeds of $6,600,000.

Following our Initial Public Offering and the sale of the Private Placement Warrants, a total of $230,000,000 was placed in the Trust Account. We incurred $13,204,580 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $554,580 of other offering costs.

For the three months ended March 31, 2021, cash used in operating activities was $889,417. Net income of $8,677,623 was offset by interest earned on marketable securities held in the Trust Account of $2,907, an unrealized gain on change on fair value of warrants and FPA warrants of $10,619,138 less warrants issuance cost of $778,385, expenses incurred by the fair value of warrants exceeding the purchase price of $1,053,214 and changes in operating assets and liabilities, which provided $776,594 of cash from operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $230,002,907. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $643,003 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of up to $10,000 for office space, and administrative and support services, provided to the Company. We began incurring these fees on January 7, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of our Initial Public Offering upon the completion of our initial Business Combination.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. We describe our significant accounting policies in Note 3 - Significant Accounting Policies, of the Notes to Financial Statements included in this report. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, who is our principal executive and financial officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive and financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this quarterly report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from January 1, 2021 through March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Due solely to the events that led to our restatement of the previously issued audited balance sheet as of January 12, 2021 as previously reported in the Company’s Form 8-K, management has identified a material weakness in internal controls related to the accounting for warrants issued and FPA in connection with our initial public offering, as described in Note 2 to the Notes to Unaudited Condensed Financial Statements entitled “Restatement of Previously Issued Financial Statements.” Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 15, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

We have not sold any equity securities during the quarter ended March 31, 2021 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the quarter ended March 31, 2021, we did not repurchase any shares of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of May 2021.

PROVIDENT ACQUISITION CORP.
By:	/s/ Michael Aw Soon Beng
	Name:	Michael Aw Soon Beng
	Title:	Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial and Accounting Officer)