Form 10-Q/A
period 2021-03-31
Provident Acquisition Corp.
filed 2021-08-19
CIK 1830531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒ No ☐

As of August 19, 2021, 23,000,000 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

PROVIDENT ACQUISITION CORP.

Quarterly Report on Form 10-Q/A

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PROVIDENT ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
	(Restated)
Assets
Current assets:
Cash	$643,003	$—
Prepaid expenses	720,726	—
Total current assets	1,363,729	—
Deferred offering costs	—	169,668
Investments held in Trust Account	230,002,907	—
Total Assets	$231,366,636	$169,668

Liabilities and Shareholder’s Equity
Current liabilities:
Accrued offering costs and expenses	$11,725	$71,593
Due to related party	4,000	—
Note payable - related party	—	82,668
Total current liabilities	15,725	154,261
Warrant liability	14,599,832	—
FPA Units	980,867	—
Deferred underwriting commissions	8,050,000	—
Total Liabilities	23,646,424	154,261

Commitments and Contingencies (Note 7)
Class A ordinary shares, $0.0001 par value; 23,000,000 shares and -0- shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	230,002,907	—

Shareholder's Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	575	575
Additional paid-in capital	2,355,113	24,425
Accumulated deficit	(24,638,383)	(9,593)
Total shareholder’s equity	(22,282,695)	15,407
Total Liabilities and Shareholder’s Equity	$231,366,636	$169,668

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROVIDENT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF INCOME

For the Three
Months Ended
March 31,
2021
(Restated)
General and administrative expenses	$1,445,130
Loss from operations	(1,445,130)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,907
Expenses incurred for the fair value of warrants exceeding the purchase price	(1,053,214)
Expenses incurred for issuance of FPA Units	(1,776,766)
Unrealized gain on change in fair value of warrants	6,314,538
Unrealized gain on change in fair value of FPA Units	4,304,600
Total other income	7,792,065

Net Income	$6,346,935

Basic and diluted weighted average shares outstanding, Class A ordinary share subject to possible redemption	19,933,333
Basic and diluted net loss per ordinary share, Class A ordinary shares subject to possible redemption	$(0.00)
Basic and diluted weighted average shares outstanding, Class A and Class B shares outstanding, non-redeemable ordinary share	5,750,000
Basic and diluted net income per share, non-redeemable ordinary share	$1.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROVIDENT ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021

(Restated)

						(Accumulated
	Class A		Class B		Additional	Deficit)	Total
	Ordinary Shares		Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2020 (audited)	—	—	5,750,000	$575	$24,425	$(9,593)	$15,407

Sale of units in initial public offering, gross	23,000,000	2,300	—	—	229,997,700	—	230,000,000

Offering costs	—	—	—	—	(12,426,195)	—	(12,426,195)

Sale of private placement warrants to Sponsor in private placement	—	—	—	—	6,600,000	—	6,600,000

Initial classification of warrant liability	—	—	—	—	(19,861,156)	—	(19,861,156)

Initial classification of FPA Units	—	—	—	—	(5,285,467)	—	(5,285,467)

Class B ordinary shares transferred	—	—	—	—	2,330,688	—	2,330,688

Class A ordinary shares subject to possible redemption	(23,000,000)	(2,300)	—	—	(199,024,882)	(30,975,725)	(230,002,907)
Net income	—	—	—	—	—	6,346,935	6,346,935
Balance as of March 31, 2021 (unaudited)	—	$—	5,750,000	$575	$2,355,113	$(24,638,383)	$(22,282,695)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROVIDENT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

(Restated)

For the Three
Months Ended
March 31, 2021
Cash Flows from Operating Activities:
Net income	$6,346,935
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,907)
Expenses incurred in relation to Class B ordinary shares issued	2,330,688
Expenses incurred for the fair value of warrants exceeding the purchase price	1,053,214
Warrant issuance costs	778,385
Unrealized gain on change in fair value of derivate instruments	(10,619,138)
Changes in operating assets and liabilities:
Prepaid expenses	(720,726)
Accrued offering costs and expenses	(59,868)
Due to related party	4,000
Net cash used in operating activities	(889,417)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, net of underwriters’ discount	225,400,000
Proceeds from private placement	6,600,000
Payment of offering costs	(384,912)
Repayment of note payable from related party	(82,668)
Net cash provided by financing activities	231,532,420

Net change in cash	643,003

Cash, beginning of the period	—
Cash, end of the period	$643,003

Supplemental Non-cash disclosure of cash flow information:
Deferred underwriting commissions charged to additional paid in capital	$8,050,000
Initial value of ordinary shares subject to possible redemption	$230,000,000
Change in value of ordinary shares subject to possible redemption	$2,907
Initial classification of warrant liability	$20,914,370
Initial classification of FPA Units	$5,285,467

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from October 21, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize transaction cost on the issuance of Forward Purchase Agreement (“FPA”) and warrant liability and changes in the fair value of warrant liability and Forward Purchase Agreement (“FPA”) and warrant liability as other income (expense).

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

Note 2 — Restatement of Previously Issued Financial Statement

On April 12, 2021, the Staff of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement, dated as of January 7, 2021, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 11,500,000 Public Warrants and (ii) the 6,600,000 Private Warrants (iii) the 5,500,000 FPA Shares and 2,750,000 FPA Warrants (the “FPA Units”), see Note 4, Note 5 and Note 7). The Company previously accounted for the Private and Public Warrants and FPA Units as components of equity and did not record any value for the FPA Units. The Company also did not recognized the Class B ordinary shares transferred by the Sponsors to one of the FPA Units subscriber and independent directors and advisors.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Private and Public Warrants and the FPA Units meet the definition of a derivative as contemplated in ASC 815, the Private and Public Warrants and FPA Units should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

After consultation with the Company’s independent registered public accounting firm, the Company’s management and the audit committee, the Company’s Board of Directors concluded that it is appropriate to recognize Warrants and FPA units as derivative liabilities, reclassify Class A ordinary shares from permanent equity to temporary equity and account for the Class B ordinary shares transferred by the Sponsors as capital contribution. The Company also concluded that it is appropriate to restate the Company’s previously issued audited balance sheet as of January 12, 2021, as previously reported in its Form 8-K and previously issued review of financial statements for the 3 months ending March 31, 2021, as previously reported in its Form 10Q.

The following tables summarize the effect of the restatement on each balance sheet line item as of the dates, indicated:

	As Previously
	Reported	Adjustment	As Restated
Balance Sheet at January 12, 2021
Warrant Liability	$—	$20,914,370	$20,914,370
FPA Units	—	5,285,467	5,285,467
Class A ordinary share subject to possible redemption	218,466,790	11,533,210	230,000,000
Class A ordinary shares	115	(115)	—
Additional paid-in capital	5,020,165	(2,665,052)	2,355,113
Accumulated deficit	$(20,853)	$(35,067,880)	$(35,088,733)

	As Previously
	Reported	Adjustment	As Restated
Financial Statements at March 31, 2021
Class A ordinary share subject to possible redemption	$202,720,210	$27,282,697	$230,002,907
Class A ordinary shares	273	(273)	—
Additional paid-in capital	—	2,355,113	2,355,113
Accumulated deficit	4,999,154	(29,637,537)	(24,638,383)
General and administrative expenses	891,208	553,922	1,445,130
Expenses incurred for issuance of FPA Units	$—	$1,776,766	$1,776,766

The restatements above are included in the financial statements herein.

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

The Company’s private warrant liability and FPA Units are based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the private warrant liability and FPA Units are classified as level 3.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Fund held in Trust Account	$230,002,907	$230,002,907	$—	$—
	$230,002,907	$230,002,907	$—	$
Liabilities:
Public Warrant Liability	$9,257,500	$9,257,500	$—	$—
Private Warrant Liability	$5,342,332	$—	$—	$5,342,332
FPA Units	$980,867	$—	$—	$980,867
	$15,580,699	$9,257,500	$—	$6,323,199

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Warrant and FPA
Fair value at December 31, 2020	$—
Initial value of public and private warrant liabilities	20,914,370
Initial value of FPA Units	5,285,467
Change in fair value	(10,619,138)
Public warrants reclassified to level 1	(9,257,500)
Fair Value at March 31, 2021	$6,323,199

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

The Company has entered into an FPA whereby the Company will generate $55,000,000 of proceeds with the issuance of 5,500,000 forward purchase shares at $10.00 (see Note 7). The FPA share shall have the same terms as a public share, but not have any rights of redemption, rights to conversion into cash, or rights to any liquidating distributions from any funds held in the trust account established by the Company for the benefit of the Company’s public stockholders upon the closing of the IPO. With this influx of cash, the Company will have additional funds available to redeem shares of its Class A common stock.

Given the above, the management determined that to the extent funds are available, shares of the Company’s redeemable equity should be reported as temporary equity. Accordingly, as of March 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

After consultation with the Company’s independent registered public accounting firm, the Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued balance sheet and statement of equity as of March 31, 2021, as previously reported in its Form 10-Q. The restated classification of the Class A ordinary share subject to possible redemption, additional paid-in Capital, and accumulated deficit are included in the financial statements herein.

	As Previously
	Reported	Adjustment		As Restated
Unaudited Condensed Balance Sheet at March 31, 2021
Class A ordinary share subject to possible redemption	202,720,210	27,282,697		230,002,907
Class A ordinary shares	273	(273)		—
Additional paid-in capital	—	2,355,113	*	2,355,113
Retained Earnings/(Accumulated deficit)	$4,999,154	$(29,637,537)	*	$(24,638,383)

* Adjustment in the additional paid-in capital includes $2,330,688 due to the Class B ordinary shares transferred. Refer to Note 6. The total adjustment to additional paid-in capital from the reclassification of permanent equity to temporary equity amounted to $24,425. Adjustment to retained earnings/(accumulated deficit) includes adjustment in general and administrative expenses amounting to $553,922 and expenses incurred for issuance of FPA Units amounting to $1,776,766. Refer to Note 6. The total adjustment to retained earnings/(accumulated deficit) from the reclassification of permanent equity to temporary equity amounted to $27,306,849.

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

The Company’s condensed statement of operations include a presentation of income per Class A ordinary share subject to possible redemption in a manner similar to the two-class method of income per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary share is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted, for non-redeemable Class B ordinary share is calculated by dividing the net income, adjusted for income attributable to redeemable Class A ordinary shares, by the weighted average number of non-redeemable Class B ordinary shares outstanding for the periods. Non-redeemable Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Three Months Ended
March 31, 2021
Redeemable Class A Ordinary Share
Numerator: Earnings allocable to Redeemable Class A Ordinary Share
Interest Income	$2,907
Less: Interest available to be withdrawn for payment of taxes	$—
Net Earnings	$2,907
Denominator: Weighted Average Redeemable Class A Ordinary Share
Redeemable Class A Ordinary Share, Basic and Diluted	19,933,333
Earnings/Basic and Diluted Redeemable Class A Ordinary Share	$0.00

Non-Redeemable Class B Ordinary Share
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$6,346,935
Redeemable Net Earnings	$(2,907)
Non-Redeemable Net Income	$6,344,028
Denominator: Weighted Average Non-Redeemable Class B Ordinary Share
Non-Redeemable Class B Ordinary Share, Basic and Diluted	5,750,000
Earnings/Basic and Diluted Non-Redeemable Ordinary Share	$1.10

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Note 4 — Initial Public Offering

On January 12, 2021, the Company sold 23,000,000 Units, including 3,000,000 Units issued pursuant to the underwriters’ over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, and one-half of one warrant to purchase one Class A ordinary share.

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

On January 5, 2021, the Sponsor transferred an aggregate of 110,000 of its Founder Shares, or 22,000 each to (i) the Company’s independent director for their board service and (ii) the Company’s advisory board members for their advisory service. In addition, in connection with entering into the Forward Purchase Agreement (as defined in Note 7) with WF Asian Reconnaissance Fund Limited (“Ward Ferry”), on January 12, 2021 the Sponsor transferred to Ward Ferry an aggregate of 312,500 Founder Shares for no cash consideration. These Class B ordinary shares transferred were not previously accounted for as capital contribution in the Company’s previously issued financial statements. After consultation with the Company’s independent registered public accounting firm, the Company’s management and the audit committee, the Board of Directors concluded that it is appropriate to restate the Company’s previously issued balance sheet and statement of equity as of March 31, 2021 and statement of income for the period ending March 31, 2021, as previously reported in its Form 10-Q.

	As Previously
	Reported	Adjustment		As Restated
Unaudited Condensed Financial Statement at March 31, 2021
General and administrative expenses	$891,208	$553,922		$1,445,130
Expenses incurred for issuance of FPA Units	—	1,776,766		1,776,766
Additional paid-in capital	$—	$2,355,113	*	$2,355,113

*adjustment includes $24,425 additional paid-in capital from the reclassification of permanent equity to temporary equity. Refer to note 3. The total adjustment on the additional paid-in capital due to the Class B ordinary shares transferred amounted to $2,330,688.

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

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of March 31, 2021 and December 31, 2020, there were 5,750,000 Class B ordinary share issued and outstanding.

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

The issuance of additional ordinary shares in a Business Combination:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions of the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

For the three months ended March 31, 2021, we had net income of $6,346,935, which consists of interest income on marketable securities held in the Trust Account of $2,907 and an unrealized gain on change on fair value of warrants and Forward Purchase Agreement (FPA) Units of $10,619,138, offset by operating and formation costs of $1,445,130, expense incurred for issuance of FPA Units of $1,776,766 and expenses incurred by the fair value of warrants exceeding the purchase price of $1,053,214.

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

For the three months ended March 31, 2021, cash used in operating activities was $889,417. Net income of $6,346,935 consist of interest earned on marketable securities held in the Trust Account of $2,907, an unrealized gain on change on fair value of warrants and FPA Units of $10,619,138 less formation cost of $1,445,130, expense incurred for issuance of FPA Units of $1,776,766 and  expenses incurred by the fair value of warrants exceeding the purchase price of $1,053,214. Changes in operating assets and liabilities used $776,594 of cash for operating activities.

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

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Income in the period of change.

Special Purpose Acquisition Companies frequently will redeem shares to the extent that their net tangible assets do not go below $5,000,001. Following guidance in ASC 480-10-S99-3A, with the commitment of $55,000,000 of equity funds at the time of the IPO, (which is sufficient funds to redeem all outstanding redeemable stock) the Company reports all of its Class A common stock as redeemable stock.

Recent Accounting Pronouncements

Our management is currently evaluating the recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

Due solely to the events that led to our restatement of the previously issued audited balance sheet as of January 12, 2021 as previously reported in the Company’s Form 8-K, and our restatement of previously issued financial statement for the quarter ended March 31, 2021, management has identified a material weakness in internal controls related to the accounting for warrants issued and FPA in connection with our initial public offering and Class B ordinary shares transferred, as described in Note 2 to the Notes to Unaudited Condensed Financial Statements entitled “Restatement of Previously Issued Financial Statements.” Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of August 2021.

PROVIDENT ACQUISITION CORP.

By:	/s/ Michael Aw Soon Beng
	Name:	Michael Aw Soon Beng
	Title:	Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial and Accounting Officer)