Form 10-Q
period 2021-09-30
Provident Acquisition Corp.
filed 2021-11-03
CIK 1830531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 3, 2021, 23,000,000 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

PROVIDENT ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PROVIDENT ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
Assets
Current Assets:
Cash	$497,253	$—
Prepaid expense	400,000	—
Total current assets	897,253	—
Deferred offering costs	—	169,668
Prepaid expense	108,491	—
Investments held in Trust Account	230,009,816	—
Total Assets	$231,015,560	$169,668

Liabilities and Shareholders’ Equity
Current Liabilities:
Accrued offering costs and expenses	$38,052	$71,593
Due to related party	3,000	—
Note payable - related party	—	82,668
Total current liabilities	41,052	154,261
Warrants Liability	10,952,571	—
FPA Units	296,366	—
Deferred underwriting commissions	8,050,000	—
Total Liabilities	19,339,989	154,261

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 23,000,000 shares and -0- shares subject to possible redemption at $10.00 per share at September 30, 2021 and December 31, 2020, respectively	230,009,816	—

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	2,355,113	24,425
Accumulated deficit	(20,689,933)	(9,593)
Total shareholders’ equity	(18,334,245)	15,407
Total Liabilities and Shareholders’ Equity	$231,015,560	$169,668

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROVIDENT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF INCOME

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2021	2021
Operating costs	$151,830	$1,828,442
Loss from operations	(151,830)	(1,828,442)

Other income (expense):
Interest earned on marketable securities held in Trust Account	3,474	9,816
Expenses incurred for the fair value of warrants exceeding the purchase price	—	(1,053,214)
Expenses incurred for issuance of FPA Units	—	(1,776,766)
Unrealized gain on change in fair value of warrants	3,443,987	9,961,799
Unrealized gain on change in fair value of FPA Units	143,951	4,989,101
Total other income	3,591,412	12,130,736

Net Income	$3,439,582	$10,302,294

Basic and diluted weighted average shares outstanding, Class A ordinary share subject to possible redemption	23,000,000	21,989,011
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.12	$0.37
Basic and diluted weighted average shares outstanding, Class A and Class B shares outstanding, non-redeemable ordinary share	5,750,000	5,750,000
Basic and diluted net income per share, non-redeemable ordinary share	$0.12	$0.37

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROVIDENT ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Nine months ended September 30, 2021

						(Accumulated
	Class A		Class B		Additional	Deficit)	Total
	Ordinary Shares		Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2020 (audited)	—	$—	5,750,000	$575	$24,425	$(9,593)	$15,407

Sale of units in initial public offering, gross	23,000,000	2,300	—	—	229,997,700	—	230,000,000
Offering costs	—	—	—	—	(12,426,195)	—	(12,426,195)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	6,600,000	—	6,600,000
Initial classification of warrant liability	—	—	—	—	(19,861,156)	—	(19,861,156)
Initial classification of FPA Units	—	—	—	—	(5,285,467)	—	(5,285,467)
Class B ordinary shares transferred	—	—	—	—	2,330,688	—	2,330,688
Class A ordinary shares subject to possible redemption	(23,000,000)	(2,300)	—	—	(199,024,882)	(30,975,725)	(230,002,907)
Net income	—	—	—	—	—	6,346,935	6,346,935
Balance as of March 31, 2021 (unaudited)	—	$—	5,750,000	$575	$2,355,113	$(24,638,383)	$(22,282,695)
Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,435)	(3,435)
Net income	—	—	—	—	—	515,777	515,777
Balance as of June 30, 2021 (unaudited)	—	$—	5,750,000	$575	$2,355,113	$(24,126,041)	$(21,770,353)
Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,474)	(3,474)
Net income	—	—	—	—	—	3,439,582	3,439,582
Balance as of September 30, 2021 (unaudited)	—	$—	5,750,000	$575	$2,355,113	$(20,689,933)	$(18,334,245)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROVIDENT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Nine
Months Ended
September 30, 2021
Cash flows from operating activities:
Net income	$10,302,294
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(9,816)
Expenses incurred in relation to Forward Purchase Agreement and Class B ordinary shares issued	2,330,688
Expenses incurred for the fair value of warrants exceeding the purchase price	1,053,214
Warrant issuance costs	778,385
Unrealized gain on change in fair value of derivative instruments	(14,950,900)
Changes in assets and liabilities:
Prepaid expenses	(508,491)
Accrued offering costs and expenses	(33,541)
Due to related party	3,000
Net cash used in operating activities	(1,035,167)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, net of underwriters’ discount	225,400,000
Proceeds from private placement	6,600,000
Payment of offering costs	(384,912)
Repayment of note payable from related party	(82,668)
Net cash provided by financing activities	231,532,420

Net change in cash	497,253

Cash, beginning of the period	—
Cash, end of the period	$497,253

Supplemental Non-cash disclosure of cash flow information:
Deferred underwriting commissions charged to additional paid in capital	$8,050,000
Initial value of ordinary shares subject to possible redemption	$230,000,000
Initial classification of warrant liability	$20,914,370
Initial classification of FPA Units	$5,285,467

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from October 21, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize transaction cost on the issuance of Forward Purchase Agreement (“FPA”) and warrant liability and changes in the fair value of warrant liability and FPA as other income (expense).

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

As of September 30, 2021, transaction costs amounted to $12,426,195 consisting of $4,334,777 of underwriting fee, $7,585,860 of deferred underwriting fee (see Note 6), and $505,558 of other offering costs were charged to shareholders’ equity.

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

Liquidity

As of September 30, 2021, the Company had $497,253 in its operating bank account, and working capital of $856,201. The Company’s liquidity needs prior to the Company’s Initial Public Offering and Private Placement had been satisfied through a capital contribution from the Sponsor in the amount of $25,000 (see Note 5) for the founder shares, and an unsecured promissory note from the Sponsor of $82,301 (see Note 5). The Company fully repaid the promissory note to the Sponsor on January 15, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, will provide the Company with Working Capital Loans (see Note 5) if necessary to ensure that the company will have sufficient working capital one year from this filing.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on April 15, 2021, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company has not experienced losses on these accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Investments Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in money market funds.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid assets, and accounts payable are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments.

The Company’s public warrants began trading under the ticker PAQCW, beginning on March 1, 2021. After this date, public warrant values per share were based on the observed trading prices of the public warrants on Bloomberg LP as of each balance sheet date. The fair value of the public warrant liability is classified as level 1 as of September 30, 2021.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Fund held in Trust Account	$230,009,816	$230,009,816	$—	$—
	$230,009,816	$230,009,816	$—	$—
Liabilities:
Public Warrant Liability	$6,898,850	$6,898,850	$—	$—
Private Warrant Liability	$4,053,721	$—	$—	$4,053,721
FPA Units	$296,366	$—	$—	$296,366
	$11,248,937	$6,898,850	$—	$4,350,087

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Private Warrant and
FPA Units
Fair value at December 31, 2020	$—
Initial value of public and private warrant liabilities	20,914,370
Initial value of FPA Units	5,285,467
Change in fair value	(10,619,138)
Public warrants reclassified to level 1	(9,257,500)
Fair Value at March 31, 2021	$6,323,199
Change in fair value	(572,474)
Fair Value at June 30, 2021	$5,750,725
Change in fair value	(1,400,638)
Fair Value at September 30, 2021	$4,350,087

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

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed at the time of IPO closing. As of September 30, 2021, offering costs amounting to $12,426,195 were charged to shareholders’ equity.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. As of September 30, 2021, there are no uncertain tax position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary share is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

Net Income Per Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 18,100,000 potential common shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the three months ended		For the nine months ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$2,751,666	$687,916	$8,166,739	$2,135,555

Denominator:
Weighted-average shares outstanding	23,000,000	5,750,000	21,989,011	5,750,000
Basic and diluted net income per share	$0.12	$0.12	$0.37	$0.37

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

The Company paid an underwriting fee at the closing of the IPO of $4,600,000. As of September 30, 2021, an additional fee of $8,050,000 (see Note 6) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

Warrants

As of September 30, 2021, there were 18,100,000 warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsors or their affiliate, without taking into account any Founder Shares held by the Sponsors or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

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

Promissory Note — Related Party

On October 28, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to $250,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. On January 15, 2021, the Company repaid $82,301 to the Sponsor. As of September 30, 2021 and December 31, 2020, the total amount borrowed under the promissory note was $0 and $82,688, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor will provide financial support and may loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed, commencing on the date of the securities of the Company are first listed on The Nasdaq Capital Market (the “Listing Date”), to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from January 7, 2021 (“Effective Date”) to September 30, 2021, the Company incurred $4,500 and $12,500 in expenses in connection with such services for the three and nine months ended September 30, 2021, respectively, as reflected in the accompanying unaudited condensed statement of operations.

As of September 30, 2021, the amount due to the Sponsor is $3,000.

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

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no Class A ordinary shares issued and outstanding, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2021 and December 31, 2020, there were 5,750,000 Class B ordinary share issued and outstanding.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2021, we had net income of $3,439,582, which consists of interest income on marketable securities held in the Trust Account of $3,474 and an unrealized gain on change on fair value of warrants and FPA Units of $3,587,938, offset by operating and formation costs of $151,830.

For the nine months ended September 30, 2021, we had net income of $10,302,294, which consists of interest income on marketable securities held in the Trust Account of $9,816 and an unrealized gain on change on fair value of warrants and FPA Units of $14,950,900, operating and formation costs of $1,828,442, expense incurred for issuance of FPA Units of $1,776,766 and expenses incurred by the fair value of warrants exceeding the purchase price of $1,053,214.

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

For the nine months ended September 30, 2021, cash used in operating activities was $1,035,167. Net income of $10,302,294 consist of interest earned on marketable securities held in the Trust Account of $9,816, an unrealized gain on change on fair value of warrants and FPA Units of $14,950,900 less formation cost of $1,828,442, expense incurred for issuance of FPA Units of $1,776,766, expenses incurred by the fair value of warrants exceeding the purchase price of $1,053,214. Changes in operating assets and liabilities used $539,032 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $230,009,816. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $497,253 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor will provide us funds and financial support as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant unit at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Treatment of Temporary Equity

As a result of recent guidance to Special Purpose Acquisition Companies by the SEC regarding redeemable equity instruments, we revisited its application of ASC 480-10-S99 on our financial statements. Management has noted that all of the Company’s Class A ordinary shares are classified as temporary equity. Thus, no further adjustments were made by the Company.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

There was no change in our internal control over financial reporting that occurred during the period from January 1, 2021 through September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events described above, management has identified a material weakness in internal controls related to the reclassification of certain portion of permanent equity to temporary equity and accounting for warrants and FPA Units issued in connection with the IPO which was described in our Form 10-Q for March 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

We have not sold any equity securities during the quarter ended September 30, 2021 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the quarter ended September 30, 2021, we did not repurchase any shares of our equity securities.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 3rd day of November 2021.

PROVIDENT ACQUISITION CORP.
By:	/s/ Michael Aw Soon Beng
	Name:	Michael Aw Soon Beng
	Title:	Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial and Accounting Officer)