Form 10-K
period 2021-12-31
Provident Acquisition Corp.
filed 2022-03-17
CIK 1830531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2021 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 001-39860

PROVIDENT ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Unit 11C/D, Kimley Commercial Building 142 – 146 Queen’s Road Central Hong Kong	N/A
(Address of Principal Executive Offices)	Zip Code

Registrant’s telephone number, including area code: +852 2467 0338
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A ordinary shares, par value $0.0001 per share	PAQC	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one Class A ordinary share at an exercise price of $11.50	PAQCW	The Nasdaq Stock Market LLC
Units, each consisting of one Class A ordinary share and one-half redeemable warrant	PAQCU	The Nasdaq Stock Market LLC

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

As of June 30, 2021 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 2021, as reported on the Nasdaq, was $222,640,000.

As of March 17, 2022, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

“Companies Act” are to the Companies Act (2021 Revision) of the Cayman Islands as the same may be amended from time to time;

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

“forward purchase securities” or “FPA Units” are to the forward purchase shares and forward purchase warrants;

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

“Merger Sub 1” are to Beauty Corp., an exempted company incorporated with limited liability under the laws of Cayman Islands and a wholly-owned subsidiary of Perfect;

“Merger Sub 2” are to Fashion Corp., an exempted company incorporated with limited liability under the laws of Cayman Islands and a wholly-owned subsidiary of Perfect;

“Perfect” are to Perfect Corp., an exempted company incorporated with limited liability under the laws of Cayman Islands;

“Perfect Class A Ordinary Shares” are to Class A ordinary share of Perfect, par value $0.10 per share;

“Perfect Warrants” are to warrants exercisable for Perfect Class A Ordinary Shares;

“Provident Class A Ordinary Shares” or “our Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

“Provident Class B Ordinary Shares” or “our Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

“Provident Ordinary Shares” are to Provident Class A Ordinary Shares and Provident Class B Ordinary Shares;

“Provident private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

“Provident public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

“Provident Warrants” are to Provident public warrants and Provident private placement warrants;

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	the occurrence of any event, change or other circumstances that could result in the failure to consummate the business combination;
●	the outcome of any legal proceedings that may be instituted against Provident, Merger Sub 1, Merger Sub 2 and Perfect regarding the business combination;
●	the inability to complete the business combination due to the failure to obtain approval of the shareholders of Provident, to obtain financing to complete the business combination or to satisfy other conditions to closing in the definitive agreements with respect to the business combination;
●	changes to the proposed structure of the business combination that may be required or appropriate as a result of applicable laws or regulations or as a condition to obtaining regulatory approval of the business combination;
●	the ability to meet and maintain Nasdaq’s listing standards following the consummation of the business combination;
●	the risk that the business combination disrupts current plans and operations of Perfect as a result of the announcement and consummation of the business combination;
●	costs related to the business combination;
●	changes in applicable laws or regulations;
●	the possibility that Perfect may be adversely affected by other economic, business, and/or competitive factors;
●	the risk that we may not be able to raise financing in the future;
●	the risk that we may not be able to retain or recruit necessary officers, key employees or directors following the business combination;
●	the risk that our public securities will be illiquid;
●	the risk that shareholders may experience adverse tax consequences with respect to their shares as result of the consummation of the business combination;
●	other risks and uncertainties indicated from time to time in filings made with the SEC, including those risk factors described in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

PART I

Item 1. Business

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination.

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

On March 3, 2022, we announced entry into an Agreement and Plan of Merger (the “Business Combination Agreement”) with Perfect, Merger Sub 1 and Merger Sub 2, pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, (i) Merger Sub 1 will merge with and into Provident (the “First Merger”), with Provident surviving the First Merger as a wholly-owned subsidiary of Perfect, and (ii) immediately after the consummation of the First Merger, Provident (as the surviving company of the First Merger) will merge with and into Merger Sub 2 (the “Second Merger” and together with the First Merger, collectively, the “Mergers”), with Merger Sub 2 surviving the Second Merger as a wholly-owned subsidiary of Perfect (the “Business Combination”).

Business Combination

Business Combination Agreement

Pursuant to the Business Combination Agreement and subject to the approval of the Provident shareholders, among other things, (i) immediately prior to the effective time of the First Merger (the “First Merger Effective Time”), each Provident Class B Ordinary Share, outstanding immediately prior to the First Merger Effective Time will be automatically converted into a number of Provident

Class A Ordinary Share in accordance with the articles of association of Provident then effective, and, after giving effect to such automatic conversion, at the First Merger Effective Time and as a result of the First Merger, (a) each issued and outstanding Provident Class A Ordinary Share (other than the Provident Dissenting Shares (as defined below)) will be cancelled in exchange for the right to receive one Perfect Class A Ordinary Share after giving effect to the Recapitalization (as defined below), and (b) each issued and outstanding Provident Class A Ordinary Share that is held by any person who has validly exercised and not effectively withdrawn or lost their right to dissent from the First Merger in accordance with Section 238 of the Companies Act (As Revised) of the Cayman Islands (“Provident Dissenting Share”) will be cancelled and carry no right other than the right to receive the payment of the fair value of such Provident Dissenting Share determined in accordance with Section 238 of the Companies Act (As Revised) of the Cayman Islands, and (ii) each issued and outstanding Provident Warrants will be converted into a corresponding Perfect Warrant.

Immediately prior to the First Merger Effective Time, (i) the amended and restated memorandum and articles of association of Perfect (“Listing A&R AoA”) will be adopted and become effective, and (ii) Perfect will effect a share combination such that each common share of Perfect, par value $0.10 per share, and each preferred share of Perfect, par value $0.10 per share (collectively, the “Pre-Recapitalization Perfect Shares”) (whether issued and outstanding or authorized but unissued) immediately prior to the First Merger Effective Time, will be consolidated into a number of shares equal to the Combination Factor (as defined below), and upon such share combination, (a) each resulting share held by any person other than DVDonet.com. Inc., Golden Edge Co., Ltd., World Speed Company Limited and Alice H. Chang (collectively, the “Founder Parties”) will be repurchased and cancelled by Perfect in exchange for the issuance of one Perfect Class A Ordinary Share, and (b) each resulting share that is held by the Founder Parties will be repurchased and cancelled by Perfect in exchange for the issuance of one Class B ordinary share of Perfect, par value $0.10 per share (“Perfect Class B Ordinary Share”, and together with Perfect Class A Ordinary Shares, the “Perfect Ordinary Shares”) (items (i) through (ii), the “Recapitalization”). Pursuant to the Listing A&R AoA, each Perfect Class A Ordinary Share will have one vote and each Perfect Class B Ordinary Share will have ten votes.

The “Combination Factor” is a number resulting from dividing the Per Share Perfect Equity Value by $10.00. The “Per Share Perfect Equity Value” is obtained by dividing (i) the equity value of Perfect (being $1,010,000,000) by (ii) the aggregate number of Pre-Recapitalization Perfect Shares that are issued and outstanding immediately prior to the Recapitalization. Upon the Recapitalization, each Perfect Ordinary Share will have a value of $10.00.

The Business Combination has been approved by the boards of directors of both Provident and Perfect.

Conditions to Closing

The consummation of the Business Combination is conditioned upon, among other things: (i) receipt of the required approval by the Provident shareholders; (ii) receipt of the required approval by the Perfect shareholders; (iii) after giving effect to the exercise of the redemption rights of the Provident shareholders (the “Provident Shareholder Redemption”), Merger Sub 2 (as the surviving company of the Mergers) having at least $5,000,001 of net tangible assets immediately after the consummation of the Business Combination; (iv) the absence of any law or governmental order enjoining, prohibiting or making illegal the consummation of the Business Combination; (v) the approval for listing of Perfect Class A Ordinary Shares and Perfect Warrants to be issued in connection with the Business Combination on the Nasdaq immediately following the Closing (as defined in the Business Combination Agreement); (vi) effectiveness of the Registration Statement (as defined below) in accordance with the Securities Act and the absence of any stop order issued by the SEC with respect to the Registration Statement; and (vii) completion of the Recapitalization in accordance with the terms of the Business Combination Agreement.

The obligations of Perfect, Merger Sub 1 and Merger Sub 2 to consummate the Business Combination are also conditioned upon, among other things: (i) the accuracy of the representations and warranties of Provident (subject to certain materiality standards set forth in the Business Combination Agreement); (ii) material compliance by Provident with its pre-closing covenants; (iii) the funds contained in Provident’s trust account (after giving effect to the Provident Shareholder Redemption), together with the aggregate amount of proceeds from the PIPE Financing (as defined below) and from the transactions (the “Forward Purchase Financing”) pursuant to the forward purchase agreements that were entered into in connection with Provident’s initial public offering (the “Forward Purchase Agreements”), equaling or exceeding $125,000,000; and (iv) the absence of any event since the date of the Business Combination Agreement that has had, or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the ability of Provident to timely consummate the Business Combination.

The obligations of Provident to consummate the Business Combination is also conditioned upon, among other things: (i) the accuracy of the representations and warranties of Perfect (subject to certain materiality standards set forth in the Business Combination Agreement); (ii) material compliance by Perfect with its pre-closing covenants; and (iii) the absence of any event since the date of the Business Combination Agreement that has had, or would reasonably be expected to have, a material adverse effect on the business, results of operations or financial condition of Perfect and its subsidiaries, taken as a whole (subject to certain exceptions set forth in the Business Combination Agreement).

Covenants

The Business Combination Agreement includes customary covenants of the parties thereto with respect to operation of their respective businesses prior to consummation of the Business Combination and efforts to satisfy conditions for the consummation of the Business Combination. The Business Combination Agreement also contains additional covenants of the parties, including, among others, (i) a covenant providing for Provident and Perfect to cooperate in the preparation of the Registration Statement on Form F-4 required to be prepared in connection with the Business Combination (the “Registration Statement”), (ii) covenants requiring Provident to call, convene and hold an extraordinary general meeting of the Provident shareholders (the “Provident Extraordinary General Meeting”) to consider and vote upon the Business Combination and to provide the Provident shareholders with the opportunity to effect a Provident Shareholder Redemption in connection therewith as promptly as reasonably practicable following the date that the Registration Statement is declared effective by the SEC under the Securities Act, (iii) covenants requiring Perfect to obtain the approval of the Business Combination by the Perfect shareholders as expeditiously as possible after the effectiveness of the Registration Statement, and (iv) covenants prohibiting Provident and Perfect from, among other things, soliciting or negotiating with third parties regarding alternative transactions and agreeing to certain related restrictions.

Representations and Warranties

The Business Combination Agreement contains representations and warranties of Perfect, relating, among other things, to corporate organization; the authorization, performance and enforceability against Perfect of the Business Combination Agreement; required consents and filings; absence of conflicts; Perfect’s subsidiaries; capitalization of Perfect and its subsidiaries; financial statements; absence of undisclosed liabilities; absence of changes; litigation; compliance with laws; material contracts; intellectual property; data privacy and security; employee benefits; labor matters; tax matters; insurance; real property; environmental matters; related party transactions; vendors; customers; anti-corruption; information supplied for inclusion in the Registration Statement; and broker’s fees.

The Business Combination Agreement contains representations and warranties of Provident, relating to, among other things, corporate organization; the authorization, performance and enforceability against Provident of the Business Combination Agreement; required consents and filings; absence of conflicts; litigation; capitalization; undisclosed liabilities; reports filed with the SEC, financial statements and internal controls; listing and compliance with Nasdaq rules; information supplied for inclusion in the Registration Statement and Proxy Statement; trust account; absence of changes; compliance with laws; material contracts; employees and employee benefits plans; properties; related party transactions; tax matters; PIPE Financing; anti-corruption; independent investigation; and broker’s fees.

The representations and warranties made in the Business Combination Agreement will not survive the consummation of the Mergers.

Perfect Shareholder Earnout

The Business Combination Agreement provides that, from and after the Closing Date (as defined in the Business Combination Agreement) until the fifth anniversary of the Closing Date (the “Earnout Period”), promptly (but in any event within fifteen (15) Business Days) after the occurrence of any Shareholder Earnout Event (as defined below). Perfect will issue up to an aggregate of 10,000,000 Perfect Class A and Perfect Class B Ordinary Shares (the “Shareholder Earnout Shares”) to certain persons who are Perfect’s shareholders immediately prior to the First Merger Effective Time (the “Shareholder Earnout Participants”) in accordance with each such Shareholder Earnout Participant’s Pro Rata Portion (as defined below). Subject to the terms and conditions contemplated by the Business Combination Agreement, 3,000,000, 3,000,000 and 4,000,000 of the Shareholder Earnout Shares are issuable if over any twenty (20) trading days within any thirty (30) trading day period during the Earnout Period the daily volume-weighted average price of the Perfect Class A Ordinary Shares is greater than or equal to $11.50, $13.00 and $14.50, respectively (each, a “Shareholder Earnout Event”), provided that such Shareholder Earnout Participant holds more than 1% of Perfect’s fully diluted share capital at the time of the applicable Shareholder Earnout Event. “Pro Rata Portion” means, with respect to each Shareholder Earnout Participant entitled to Shareholder Earnout Shares in connection with a Shareholder Earnout Event, a number of Perfect Ordinary Shares equal to the quotient obtained by dividing (i) the aggregate number of Perfect Ordinary Shares held by such Shareholder Earnout Participant at the time of such Shareholder Earnout Event by (ii) the aggregate number of Perfect Ordinary Shares held by all Shareholder Earnout Participants entitled to Shareholder Earnout Shares in connection with such Shareholder Earnout Event at the time of the occurrence of such Shareholder Earnout Event.

In the event that, during the Earnout Period, there is a Change of Control (as defined in the Business Combination Agreement or a definitive agreement providing for a Change of Control has been entered into prior to the expiration of the Earnout Period and such Change of Control is ultimately consummated) or any liquidation, bankruptcy or similar proceeding of Perfect, then any Shareholder Earnout Shares that have not been previously issued by Perfect (whether or not previously earned) will be deemed earned and will be issued by Perfect to the Shareholder Earnout Participants upon the occurrence of such event, unless, in the case of a Change of Control, the value of the consideration to be received by the holders of Perfect Ordinary Shares in such transaction is less than the share price threshold applicable to the applicable Shareholder Earnout Event.

Equity Incentive Plan

The board of directors of Perfect adopted the Perfect Corp. 2021 Stock Compensation Plan (the “Perfect Equity Incentive Plan”) on December 13, 2021, which will remain in effect after the consummation of the Business Combination, subject to appropriate adjustment in connection with the Recapitalization. Upon the consummation of the Recapitalization, each option that is outstanding and unexercised immediately prior to the Recapitalization to purchase Pre-Recapitalization Perfect Shares granted under the Perfect Equity Incentive Plan prior to the First Merger Effective Time (each, a “Perfect Option”), whether or not vested or unvested, will be adjusted into an option to purchase Perfect Class A Ordinary Shares (in the case the holder thereof is not a Founder Party) or Perfect Class B Ordinary Shares (in the case the holder thereof is a Founder Party). Each such adjusted option will be exercisable for that number of Perfect Class A Ordinary Shares or Perfect Class B Ordinary Shares, as applicable, determined by multiplying the number of Pre-Recapitalization Perfect Shares subject to such Perfect Option immediately prior to the Recapitalization by the Combination Factor, which product will be rounded down to the nearest whole number of shares, at a per share exercise price determined by dividing the per share exercise price of such Perfect Option immediately prior to the Recapitalization by the Combination Factor, which quotient will be rounded up to the nearest whole cent.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to Closing, including: (i) by written consent of all parties to the Business Combination Agreement ; (ii) by either Provident or Perfect if the consummation of the Mergers is permanently enjoined, prohibited, deemed illegal or prevented by a final, non-appealable governmental order; (iii) by either Provident or Perfect if the Closing has not occurred on or before December 31, 2022 (the “Termination Date”); (iv) by either Provident or Perfect upon a breach of any representation, warranty, covenant or agreement set forth in the Business Combination Agreement by the other party if such breach gives rise to a failure of certain closing conditions to be satisfied and cannot be or has not been cured within thirty days following the receipt of notice from the non-breaching party (or any shorter period of the time that remains between the delivery of such notice and the Termination Date); or (v) by either Provident or Perfect if the Provident shareholder approval is not obtained at the Provident Extraordinary General Meeting (subject to any permitted adjournment or postponement).

Certain Related Agreements

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, Perfect, Provident and Sponsor entered into a letter agreement (the “Sponsor Letter Agreement”), pursuant to which Sponsor agreed to, among other things, (i) attend the Provident Extraordinary General Meeting to establish a quorum for the purpose of approving the Business Combination, and (ii) vote the Provident Class B Ordinary Shares and any other Provident securities acquired by Sponsor in favor of approving the transactions contemplated by the Business Combination Agreement.

Under the Sponsor Letter Agreement, Sponsor, in its capacity as the holder of at least a majority of the Provident Class B Ordinary Shares in issue, has agreed to waive any anti-dilution adjustment to the conversion ratio between Provident Class B Ordinary Shares and Provident Class A Ordinary Shares set forth in Article 17.3 of Amended and Restated Memorandum and Articles of Association of Provident, adopted by special resolution dated January 5, 2021 and effective on and from January 7, 2021 (the “Provident Governing Document”) that may result from the issuance of Provident Class A Ordinary Shares in connection with the PIPE Financing. However, such waiver does not cover any adjustment to the conversion ratio that may result from the closing of purchase of Provident Class A Ordinary Shares and Provident Warrants pursuant to the Forward Purchase Agreements (the “Forward Purchase Financing”). In addition, to the extent that, after giving effect to the adjustment to the conversion ratio under the Provident Governing Document as described in the foregoing sentences, the adjusted conversion ratio is less than the sum of (i) one plus (ii) the quotient of (a) the aggregate number of Provident Class A Ordinary Shares issued in the Forward Purchase Financing divided by (b) 23,000,000 (such sum, the “Target Conversion Ratio”), Perfect will issue, immediately prior to the First Merger Effective Time but after the Recapitalization, to each holder of Provident Class B Ordinary Shares as of immediately prior to the First Merger Effective Time such number of Perfect Class A Ordinary Shares that would make the total number of Perfect Class A Ordinary Shares held by such holder immediately after the First Merger Effective Time equal to an amount that such holder would hold if the Provident Class B Ordinary Shares had been converted into Provident Class A Ordinary Shares at the Target Conversion Ratio immediately prior to the First Merger Effective Time.

The Sponsor Letter Agreement also provides that 25.90333% of the Perfect Class A Ordinary Shares held by Sponsor as of immediately after the First Merger Effective Time (the “Forfeited Shares”) will be forfeited and cancelled for no consideration immediately after, and contingent upon, the Closing. Subject to the terms and conditions contemplated by the Sponsor Letter Agreement, upon the occurrence of a Sponsor Earnout Event (as defined below) during the Earnout Period, Perfect will issue Perfect Class A Ordinary Shares of up to an aggregate number equal to 68.74994% of the amount of the Forfeited Shares (the “Sponsor Earnout Shares”) to Sponsor, with (i) 50% of the Sponsor Earnout Shares issuable if over any twenty (20) trading days within any thirty (30) trading day period during the Earnout Period the daily volume-weighted average price of the Perfect Class A Ordinary Shares is greater than or equal to $11.50, and (ii) 50% of the Sponsor Earnout Shares issuable if over any twenty (20) trading days within any thirty (30) trading day period during the Earnout Period the daily volume-weighted average price of the Perfect Class A Ordinary Shares is greater than or equal to $13.00 (each, an “Sponsor Earnout Event”). In the event that, during the Earnout Period, there is a Change of Control (as defined in the Sponsor Letter Agreement) (or a definitive agreement providing for a Change of Control has been entered into prior to the expiration of the Earnout Period and such Change of Control is ultimately consummated) or any liquidation, bankruptcy or similar proceeding of Perfect, then any Sponsor Earnout Shares that have not been previously issued by Perfect (whether or not previously earned) will be deemed earned and will be issued by Perfect to Sponsor upon such event, unless in the case of a Change of Control, the value of the consideration to be received by the holders of Perfect Ordinary Shares in such transaction is less than the share price threshold applicable to the applicable Sponsor Earnout Event.

Pursuant to the Sponsor Letter Agreement, Sponsor also agreed not to transfer, during a period of twelve (12) months from and after the Closing Date, any Perfect Class A Ordinary Shares and Perfect Warrants held by it immediately after the First Merger Effective Time, any Perfect Class A Ordinary Shares acquired by Sponsor upon the exercise of such Perfect Warrants, or any Sponsor Earnout Shares issued pursuant to the Sponsor Letter Agreement subject to customary exceptions. The lock-up requirements will cease to apply after the later of (i) the date on which the daily volume-weighted average price of the Perfect Class A Ordinary Shares equals or exceeds $12.00 per share for any twenty (20) trading days within any consecutive thirty (30) trading day period after the Closing Date and (ii) the date that is one hundred and eighty (180) days after the Closing Date.

Perfect Shareholder Voting Agreement

Concurrently with the execution of the Business Combination Agreement, Perfect, Provident and certain shareholders of Perfect (the “Perfect Voting Shareholders”) entered into a voting agreement (the “Perfect Shareholder Voting Agreement”), pursuant to which each Perfect Voting Shareholder agreed to, among other things, (i) attend any Perfect shareholder meeting to establish a quorum for the purpose of approving the Business Combination, and (ii) vote the Pre-Recapitalization Perfect Shares and any other Perfect securities acquired by such Perfect Voting Shareholder in favor of approving the transactions contemplated by the Business Combination Agreement.

Perfect Shareholder Lock-Up Agreement

At the Closing, Perfect, Provident and certain Perfect shareholders (the “Perfect Lock-Up Shareholders”) will enter into a Lock-Up Agreement (the “Perfect Shareholder Lock-Up Agreement”), pursuant to which each Perfect Lock-Up Shareholder will agree not to transfer (i) any Perfect Ordinary Shares held by such Perfect Lock-Up Shareholder immediately after the effective time of the Second Merger (the “Second Merger Effective Time”), (ii) any Perfect Ordinary Shares issuable upon the exercise of options or warrants to purchase Perfect Ordinary Shares held by such Perfect Lock-Up Shareholder immediately after the Second Merger Effective Time (along with such options or warrants themselves), (iii) any Perfect Ordinary Shares acquirable upon the conversion, exercise or exchange of any securities convertible into or exercisable or exchangeable for Perfect Ordinary Shares held by such Perfect Lock-Up Shareholder immediately after the Second Merger Effective Time (along with such securities themselves) and (iv) any Shareholder Earnout Shares to the extent issued pursuant to the Business Combination Agreement ((i) through (iv) collectively, the “Perfect Shareholder Locked-Up Shares”) during the applicable lock-up period, subject to customary exceptions. For each Perfect Lock-Up Shareholder who is not CyberLink International Technology Corp., DVDonet.com. Inc., Golden Edge Co., Ltd., World Speed Company Limited, Alice H. Chang, Louis Chen or Johnny Tseng, the applicable lock-up period will be six (6) months from and after the Closing Date. For each of CyberLink International Technology Corp., Alice H. Chang, Louis Chen and Johnny Tseng, the applicable lock-up period will be twelve (12) months from and after the Closing Date.

Registration Rights Agreement

At the Closing, Perfect, Sponsor and certain shareholders of Perfect will enter into a Registration Rights Agreement (the “Registration Rights Agreement”) containing customary registration rights for Sponsor and the shareholders of Perfect who are parties thereto.

PIPE Subscription Agreement

Concurrently with the execution of the Business Combination Agreement, certain investors (the “PIPE Investors”) entered into certain share subscription agreements (each, a “PIPE Subscription Agreement”) pursuant to which the PIPE Investors have committed to subscribe for and purchase Provident Class A Ordinary Shares at $10.00 per share for an aggregate purchase price of $50,000,000 (the “PIPE Financing”). Under the PIPE Subscription Agreements, the obligations of the parties to consummate the PIPE Financing are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, (i) the absence of a legal prohibition on consummating the PIPE Financing, (ii) all conditions precedent under the Business Combination Agreement having been satisfied or waived, (iii) the accuracy of representations and warranties in all material respects and (iv) material compliance with covenants.

At the First Merger Effective Time, each Provident Class A Ordinary Share issued in the PIPE Financing will be treated the same as the other issued and outstanding Provident Class A Ordinary Shares and be cancelled in exchange for the right to receive one Perfect Class A Ordinary Share. Perfect has agreed to register the resale of such Perfect Class A Ordinary Shares pursuant to a registration statement that must be filed on or prior to the Closing Date (but not prior to the date when the Registration Statement is declared effective).

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

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior to the consummation of the Business Combination.

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

In evaluating the potential business combination with Perfect, we conducted an extensive due diligence review which encompassed, among other things, meetings with incumbent management, as well as review of financial, legal and other information which was made available to us. This due diligence review was conducted by our management.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding (other than in a public offering);
●	Any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the trust account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or
●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

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

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer(which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

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

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a shareholder meeting, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

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

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior to the consummation of the Business Combination.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors

Risk Factor Summary

We are providing the following summary of the risk factors to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors discussed below in their entirety for additional information. Some of the factors that could materially and adversely affect our business, financial condition, results of operations or prospects include:

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	The recent COVID-19 pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately complete a business combination.
●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	In evaluating a prospective target business for our initial business combination, our management may consider the availability of all of the funds from the sale of the forward purchase shares, which may be used as part of the consideration to the sellers in the initial business combination. If the sale of some or all of the forward purchase shares fails to close, we may lack sufficient funds to consummate our initial business combination.
●	The recent COVID-19 pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately complete a business combination.
●	If the anchor investors purchase large amounts of public shares in the open market, they may attempt to leverage their redemption rights in order to affect the outcome of a potential initial business combination.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we complete our initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	We may not be able to complete our initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	You are not entitled to protections normally afforded to investors of many other blank check companies.
●	If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of the initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.
●	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.
●	We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
●	We, and following the Business Combination, Perfect, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.
●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

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

In December 2019, a respiratory illness caused by a novel strain of coronavirus, SARS-CoV2, causing the Coronavirus Disease 2019, also known as COVID-19 or coronavirus, emerged. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, the U.S. Department of Health and Human Services declared a public health emergency for the United States to aid the U.S., and on March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic.”

The COVID-19 pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that has and could continue to adversely affect the economies and financial markets worldwide, which may delay or prevent the consummation of the Business Combination, and the business of Perfect or Perfect following the Proposed Transactions could be materially and adversely affected. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

The disruptions posed by COVID-19 have continued, and other matters of global concern may continue, for an extensive period of time, and Provident’s and Perfect’s ability to consummate the Business Combination and Perfect’s financial condition and results of operations following the Proposed Transactions may be materially adversely affected. Each of Provident and Perfect may also incur additional costs due to delays caused by COVID-19, which could adversely affect Perfect’s financial condition and results of operations.

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

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1. Business—Effecting Our Initial Business Combination—Permitted Purchases of Our Securities” for a description of how our sponsor, directors, officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants and forward purchase securities, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering, the private placement of warrants and forward purchase securities provide us with $276,950,000 that we may use to complete our initial business combination (after taking into account the $8,050,000 deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

As of December 31, 2021, Our initial shareholders owns 18.53% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any units in our initial public offering or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

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

After completion of our initial public offering, only holders of our founder shares will have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under Nasdaq rules;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have independent director oversight of our director nominations.

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

Risks Relating to Our Securities

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC issued a statement (the “SEC Statement”) regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”), wherein the staff of the SEC expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing Provident’s warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive and financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Provident’s Management’s Discussion and Analysis –– Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this annual report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

To address the material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial advisors and other third-party professionals. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Effective internal controls are necessary for Provident to provide reliable financial reports and prevent fraud. Provident continues to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

As we continue to evaluate and improve our financial reporting process, we may take additional actions to modify certain of the remediation measures described above. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses

We, and following the Business Combination, Perfect, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness in our internal control over financial reporting described above, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this proxy statement/prospectus, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete the Proposed Transactions.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities,
●	each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:
●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

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

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preferred shares:

●	may significantly dilute the equity interest of investors in our initial public offering;
●	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. investor that is a holder of our Class A ordinary shares or warrants, the U.S. investor may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our 2021 taxable year and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. In addition, it is possible that the start-up exception will not be available due to the timing or structure of our business combination, which are not known yet. Moreover, after the acquisition of a company or assets in a business combination, our PFIC status will depend on the amount of the passive income and the nature and value of the assets of the acquired business. If the company that we acquire in a business combination is a PFIC, then we will not qualify for the startup exception and will be a PFIC for our 2021 taxable year. Accordingly, there can be no assurances with respect to our status as a PFIC for our 2021 taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year (and, in the case of the 2021 taxable year, potentially until after the two taxable years following our 2021 taxable year if the startup exception applies). A U.S. shareholder (but not warrant holder) may be able to mitigate the adverse U.S. federal income tax consequences under the PFIC rules by making a timely “qualified electing fund” (“QEF”) election with respect to our Class A ordinary shares to include in income the U.S. shareholder’s pro rata share of our earnings on a current basis, whether or not they are distributed. In light of the uncertainty regarding our PFIC status for our taxable year of 2021, we will post on our website a “PFIC annual information statement” with respect to our taxable year of 2021 in order to enable U.S. shareholders to make and maintain “qualified electing fund” elections, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the application of the PFIC rules to their investment in us, and the advisability of making timely QEF elections for the first taxable year of their ownership of our Class A ordinary shares. For a more detailed explanation of the tax consequences of PFIC classification to U.S. investors, see the description in our initial public offering prospectus under the caption “Taxation – United States Federal Income Tax Considerations – Passive Foreign Investment Company Rules.”

An investment in our securities may result in uncertain U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of units between the underlying Class A ordinary shares and the warrants could be challenged by the IRS or courts. In addition, the U.S. federal income tax consequences of a cashless exercise of our warrants are unclear under current law. It is also unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. investor’s holding period for purposes of determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. For a more detailed explanation of these and other relevant U.S. federal income tax matters, see the description in our initial public offering prospectus under the caption “Taxation – United States Federal Income Tax Considerations.”

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

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	restrictions of foreign ownership;
●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate or individual withholding taxes;
●	laws and policies governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;
●	currency fluctuations and exchange controls;

●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks and wars;
●	deterioration of political relations with the United States;
●	unilateral renegotiation of contracts by governmental entities;
●	redefinition of international boundaries or boundary disputes;
●	difficulties enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations; and difficulties enforcing our rights against a governmental agency in the absence of an appropriate and adequate dispute resolution mechanism to address contractual disputes, such as international arbitration.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Corporate governance standards in Asian countries may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in Asian countries are weaker than those in the United States. This could result in unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far enough to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

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

If we or any of our potential future target businesses are found to be in violation of any existing or future local laws or regulations (for example, if we are deemed to be holding equity interests in certain of our affiliated entities in which direct foreign ownership is prohibited), the relevant regulatory authorities might have the discretion to:

●	revoke the business and operating licenses of the potential future target business;
●	confiscate relevant income and impose fines and other penalties;
●	discontinue or restrict the operations of the potential future target business;
●	require us or the potential future target business to restructure the relevant ownership structure or operations;
●	restrict or prohibit our use of the proceeds of our initial public offering to finance our businesses and operations in the relevant jurisdiction; or
●	impose conditions or requirements with which we or the potential future target business may not be able to comply.

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

(b) Holders

On March 17, 2022 there were one holder of record of our units, one holder of record of our Class A ordinary shares, seven holders of our Class B ordinary shares and one holders of record of our public warrants.

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

Item 6. [Reserved]

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

The issuance of additional shares in connection with a business combination, including the issuance of forward purchase and PIPE securities, to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants. Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in;

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Recent Developments

On March 3, 2022, we entered into the Business Combination Agreement with Perfect, Merger Sub 1 and Merger Sub 2, pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, (i) Merger Sub 1 will merge with and into Provident, with Provident surviving the First Merger as a wholly-owned subsidiary of Perfect, and (ii) immediately after the consummation of the First Merger, Provident (as the surviving company of the First Merger) will merge with and into Merger Sub 2, with Merger Sub 2 surviving the Second Merger as a wholly-owned subsidiary of Perfect.

Pursuant to the Business Combination Agreement and subject to the approval of the Provident shareholders, among other things, (i) immediately prior to the First Merger Effective Time, each Provident Class B Ordinary Share, outstanding immediately prior to the First Merger Effective Time will be automatically converted into a number of Provident Class A Ordinary Share in accordance with the articles of association of Provident then effective, and, after giving effect to such automatic conversion, at the First Merger Effective Time and as a result of the First Merger, (a) each issued and outstanding Provident Class A Ordinary Share (other than the Provident Dissenting Shares will be cancelled in exchange for the right to receive one Perfect Class A Ordinary Share after giving effect to the Recapitalization (as defined below), and (b) each issued and outstanding Provident Dissenting Share will be cancelled and carry no right other than the right to receive the payment of the fair value of such Provident Dissenting Share determined in accordance with Section 238 of the Companies Act (As Revised) of the Cayman Islands, and (ii) each issued and outstanding Provident Warrants will be converted into a corresponding Perfect Warrant.

Immediately prior to the First Merger Effective Time, (i) the Listing A&R AoA will be adopted and become effective, and (ii) Perfect will effect a share combination such that each Pre-Recapitalization Perfect Shares (whether issued and outstanding or authorized but unissued) immediately prior to the First Merger Effective Time, will be consolidated into a number of shares equal to the Combination Factor, and upon such share combination, (a) each resulting share held by any person other than the Founder Parties will be repurchased and cancelled by Perfect in exchange for the issuance of one Perfect Class A Ordinary Share, and (b) each resulting share that is held by the Founder Parties will be repurchased and cancelled by Perfect in exchange for the issuance of one

Perfect Class B Ordinary Share. Pursuant to the Listing A&R AoA, each Perfect Class A Ordinary Share will have one vote and each Perfect Class B Ordinary Share will have ten votes.

The “Combination Factor” is a number resulting from dividing the Per Share Perfect Equity Value by $10.00. The “Per Share Perfect Equity Value” is obtained by dividing (i) the equity value of Perfect (being $1,010,000,000) by (ii) the aggregate number of Pre-Recapitalization Perfect Shares that are issued and outstanding immediately prior to the Recapitalization. Upon the Recapitalization, each Perfect Ordinary Share will have a value of $10.00.

The Business Combination has been approved by the boards of directors of both Provident and Perfect.

The Business Combination Agreement contains customary representations, warranties and covenants by the parties thereto and the Closing is subject to certain conditions as further described in the Business Combination Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2021 were organizational activities, those necessary to prepare for our initial public offering, described below, and after our initial public offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on marketable securities after our initial public offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2021, we had net income of $10,600,247, which consists of interest income on marketable securities held in the Trust Account of $14,437 and an unrealized gain on change on fair value of warrants and FPA Units of $15,863,029, offset by operating and formation costs of $2,447,239 expense incurred for issuance of FPA Units of $1,776,766 and expenses incurred by the fair value of warrants exceeding the purchase price of $1,053,214.

For the period from October 21, 2020 (inception) through December 31, 2020, we had net loss of $9,593, which consists of operating and formation costs.

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

For the year ended December 31, 2021, cash used in operating activities was $1,108,900. Net income of $10,600,247 consist of interest earned on marketable securities held in the Trust Account of $14,437, an unrealized gain on change on fair value of warrants and FPA Units of $15,863,029 less formation cost of $2,447,239, expense incurred for issuance of FPA Units of $1,776,766, expenses incurred by the fair value of warrants exceeding the purchase price of $1,053,214. Changes in operating assets and liabilities generated $6,032 of cash from operating activities.

For the year ended December 31, 2021, we had marketable securities held in the Trust Account of $230,014,437. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $423,520 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the our Initial Public Offering upon the completion of our initial Business Combination.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our audited financial information. We describe our significant accounting policies in Note 2—Significant Accounting Policies, of the Notes to Financial Statements included in this report. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Income in the period of change.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.”

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

In connection with our initial public offering, our management has identified errors related to the reclassification of certain portion of permanent equity to temporary equity and errors relating to the accounting for warrants and FPA Units. Due solely to the events that led to our restatement of previously issued financial statement for the quarter ended March 31, 2021, management has identified a material weakness in internal controls related to accounting for accounting for complex transactions. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. Notwithstanding the material weakness described above, our management has concluded that our restated and revised audited financial statements included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm. As an emerging growth company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events described above, management has identified a material weakness in internal controls related to the reclassification of certain portion of permanent equity to temporary equity and accounting for warrants and FPA Units issued in connection with the IPO.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Title
Winato Kartono	51	Executive Chairman of the Board
Michael Aw Soon Beng	46	Director, Chief Executive Officer and Chief Financial Officer
Andrew Joseph (Andre) Hoffmann	65	President
Charles Mark Broadley	58	Director
Kenneth Walton Hitchner III	61	Director
John Mackay McCulloch Williamson	63	Director

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

Andre Hoffmann has been our President of the Company since our inception and has also served as the Executive Vice-Chairman of L’Occitane Group since 2016 and was appointed as the CEO of L’Occitane Group on September 16, 2021. Mr. Hoffmann has over 40 years of experience in the consumer retail sector. Mr. Hoffmann invested in L’Occitane Group in 1995 and spearheaded and built its Asia business from a start-up to a leading consumer retail company. Under Mr. Hoffmann’s leadership, L’Occitane en Provence successfully grew in Asia from a single store to over 450 stores as of March 31, 2020 and started its online partnerships in China. L’Occitane Group achieved more than $700 million of revenue from Asia in fiscal year 2020 ended March 31, 2020, according to L’Occitane Group’s annual report for such fiscal year. Mr. Hoffmann was a key member of the senior team that led L’Occitane Group’s $900 million acquisition of Elemis, a leading British luxury skincare and spa brand, in 2019. Apart from L’Occitane Group, Mr. Hoffmann invested in Venchi’s Greater China joint venture to help Venchi expand and grow in North Asia. Mr. Hoffmann is also a serial investor who has actively invested in multiple technology companies and sits on the board of Pomelo and the advisory board of Square Yards, a property technology company in India. Mr. Hoffmann holds a B.A. in Economics from the University of California at Berkeley.

Charles Mark Broadley has served as our Director since January 2021. Mr. Broadley has served as an independent non-executive director of L’Occitane International S.A. since 2008 and is a member of the remuneration committee. He also chairs the audit committee of the board and sustainability of the board of L’Occitane International S.A. Mr. Broadley is a seasoned investor and has been investing on his own behalf and on behalf of an investor from the Middle East since 2011. His previous investments include M2 Education and Samoa Water. Mr. Broadley’s prior professional experience includes founding Voyager Partners, a private equity firm whose notable transactions include the purchase of a controlling interest in the Fairmont Raffles Hotel Group and of an interest in the Majestic Hotel Group in France. Voyager Partners also purchased the Raffles Hotel in Singapore on behalf of its investor group and a number of commercial properties in France. Mr. Broadley served as a key member of the board for each of the transactions. Prior to Voyager Partners, Mr. Broadley was on the board of the Hong Kong and Shanghai Hotels Group (Peninsula) as Chief Financial Officer of the Group from 2003 to 2008. Mr. Broadley started his career as an investment banker at UBS in London and subsequently joined HSBC and Rothschilds. Mr. Broadley holds an M.A. in law from Cambridge University.

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

John Mackay McCulloch Williamson has served as our Director since January 2021. Mr. Williamson served as Managing Director of NatWest Investment Services, London from 1992 to 1994 and the Chief Operating Officer of NatWest Securities Asia Holdings Limited from 1994 to 1998. From 1998 to 2007, Mr. Williamson served as Managing Director and Head of Infrastructure and Operational Risk at Morgan Stanley Asia. From 2007 to 2018, he was at Search Investment Group Limited as Senior Managing Director (from 2012 to 2018), CFO (from 2007 to 2018) and Managing Director (from 2007 to 2011). From 2011 to 2018, Mr. Williamson also served as Chief Executive Officer at SAIL Advisors Limited. From 2018 to October 2021, Mr. Williamson served as Chairman and Managing Partner of Generations Limited, a family office consulting firm. From 2008 to April 2021, Mr. Williamson served as an independent non-executive director of Hong Kong Exchanges and Clearing Limited (HKEX). He previously served as the Chairman of the HKEX’s Risk Committee and a member of the Board Executive, Audit, Corporate Social Responsibility, Remuneration and Risk Management Committees. Mr. Williamson also previously served as a member of HKEX’s Nomination Committee, Investment Advisory Committee and Clearing Consultative Panel. In 2020, Mr. Williamson was appointed as non-executive Chairman of the UK Tote Group Limited, the UK’s leading pool betting operator, and as a non-executive director and the chairman of the audit committee of Pacific Basin Shipping Limited. In September 2021, Mr. Williamson was appointed as a director of London Metals Exchange. Mr. Williamson received his B.A. degree from Heriot-Watt University in 1980, is a chartered accountant and member of The Institute of Chartered Accountants of Scotland, a Fellow of the Chartered Institute of Securities and Investment, UK, a Senior Fellow of the Hong Kong Securities and Investment Institute and a Member of the Hong Kong Management Association.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.

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

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	duty to not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)(2)	Entity	Entity’s Business	Affiliation
Winato Kartono(3)	Provident Capital Group	Private Equity Investment	Director

Michael Aw Soon Beng(4)	Provident Growth	Private Equity Investment	Director

Andrew Joseph (Andre) Hoffmann(5)	L’Occitane International S.A.	Consumer Retail	Executive Director and Vice-Chairman

Charles Mark Broadley	L’Occitane International S.A.	Consumer Retail	Independent Non-Executive Director

Kenneth Walton Hitchner III	Wuxi Biologics (Cayman) Inc.	Biopharmaceuticals	Independent Non-Executive Director

	HH&L Acquisition Co.	Investment	Chairman of the Board

	CStone Pharmaceuticals	Biopharmaceuticals	Non-executive Director

John Mackay McCulloch Williamson	London Metals Exchange	Financial Institution	Independent Non-Executive Director

	Pacific Basin Shipping Limited	Shipping	Independent Non-Executive Director

(1)	Each of the entities listed in this table may have competing interests to our company with respect to the performance by each individual listed in this table of his fiduciary obligations and the presentation by each such individual of business opportunities.

(2)	Each individual listed has a fiduciary duty with respect to each of the listed entities opposite from his name.
(3)	Mr. Kartono is a director of portfolio companies of Provident Capital Group and its affiliated entities, and he may be obligated to show acquisitions to such companies before we may pursue such acquisitions.
(4)	Mr. Aw is a director of portfolio companies of Provident Growth and its affiliated entities, and he may be obligated to show acquisitions to such companies before we may pursue such acquisitions.
(5)	Mr. Hoffmann is a director of several subsidiaries and affiliates of L’Occitane International S.A., and he may be obligated to show acquisitions to such companies before we may pursue such acquisitions.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our initial shareholders purchased founder shares and private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at March 17, 2022, with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our officers and directors; and
●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 17, 2022.

	Class B ordinary shares(2)		Class A ordinary shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage of
	Beneficially	Percentage of	Beneficially	Percentage of	Voting
Name of Beneficial Owners (1)	Owned	Class	Owned	Class	Control
Provident Acquisition Holdings Ltd. (3)(4)	5,327,500	92.65%	—	—	18.53%
WF Asian Reconnaissance Fund Limited	312,500	5.45%	—	—	1.09%
Winato Kartono	—	—	—	—	—
Michael Aw Soon Beng	—	—	—	—	—
Andrew Joseph (Andre) Hoffmann	—	—	—	—	—
Charles Mark Broadley	22,000	*	—	—	—
Kenneth W. Hitcher	22,000	*	—	—	—
John Mackay McCulloch Williamson	22,000	*	—	—	—
All officers and directors as a group (six individuals)	66,000	1.15%	—	—	—

*    Less than 1%

(1)	Unless otherwise noted, the business address of each of the following is Unit 11C/D, Kimley Commercial Building, 142 – 146 Queen’s Road Central, Hong Kong.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment. Excludes forward purchase shares that will only be issued, if at all, at the time of our initial business combination.
(3)	Provident Acquisition Holdings Ltd., our sponsor, is the record holder of the shares reported herein. There are three directors of our sponsor. Each director has one vote, and the approval of two of the three directors of the board of directors is required to approve an action of our sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to our sponsor. Based upon the foregoing analysis, no individual director of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

(4)	Excludes 312,500 founder shares transferred to Ward Ferry for no cash consideration concurrently with the closing of our initial public closing pursuant to the forward purchase agreement entered into by it with us; as the result of such transfer, Ward Ferry beneficially owns 1.1% of the outstanding shares as the date of this Annual Report.

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

In connection with the Business Combination, Perfect, sponsor and certain shareholders of Perfect will enter into a Registration Rights Agreement at the closing of the Business Combination, containing customary registration rights for sponsor and the shareholders of Perfect who are parties to that agreement.

Equity Compensation Plans

As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our required filings with the SEC for year ended December 31, 2021 and the period from October 21, 2020 (inception) through December 31, 2020 totaled $103,000 and $52,900, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from October 21, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and the period from October 21, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and the period from October 21, 2020 (inception) through December 31, 2020.

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

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2021).
4.1

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended (incorporated herein by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021).

4.2

Warrant Agreement, dated January 7, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2021)

10.1

Letter Agreement, dated January 7, 2021, among the Company and its officers and directors and Provident Acquisition Holdings Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2021).

10.2

Investment Management Trust Agreement, dated January 7, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2021).

10.3

Registration Rights Agreement, dated January 7, 2021, between the Company and certain security holders (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2021).

10.4

Administrative Services Agreement, dated January 7, 2021, between the Company and Provident Acquisition Holdings Ltd. (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2021).

10.5

Sponsor Warrants Purchase Agreement, dated January 7, 2021, between the Company and Provident Acquisition Holdings Ltd. (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2021)

10.6**

Agreement and Plan of Merger, dated March 3, 2022, among the Company, Merger Sub 1, Merger Sub 2 and Perfect (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2022).

10.7	Form of PIPE Subscription Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2022).
10.8

Sponsor Letter Agreement, dated March 3, 2022, among Perfect, the Company and Provident Acquisition Holdings Ltd. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2022).

10.9**	Form of Perfect Shareholder Voting Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2022).
10.10**	Form of Perfect Shareholder Lock-Up Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2022).
10.11**	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2022).
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

32.1***	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2***

Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**

Certain of the appendices, annexes, exhibits and/or schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

***	Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2022.

Provident Acquisition Corp.

By:	/s/ Michael Aw Soon Beng
	Name:	Michael Aw Soon Beng
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Positon	Date

/s/ Winato Kartono	Executive Chairman of the Board	March 17, 2022
Winato Kartono

/s/ Michael Aw Soon Beng	Director, Chief Executive Officer and Chief Financial Officer	March 17, 2022
Michael Aw Soon Beng	(Principal Executive Officer) (Principal Financial and Accounting Officer)

/s/ Charles Mark Broadley	Director	March 17, 2022
Charles Mark Broadley

/s/ Kenneth Walton Hitchner III	Director	March 17, 2022
Kenneth Walton Hitchner III

/s/ John Mackay McCulloch Williamson	Director	March 17, 2022
John Mackay McCulloch Williamson

PROVIDENT ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID688)	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and December 31, 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from October 21, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Shareholder’s Equity (Deficit) for the year ended December 31, 2021 and for the period from October 21, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from October 21, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Provident Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Provident Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, shareholders’ equity (deficit) and cash flows for the year ended December 31, 2020 and for the period from October 21, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from October 21, 2020 (inception) through December 31, 2020, and are in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 17, 2022

PROVIDENT ACQUISITION CORP.

BALANCE SHEETS

	December 31,2021	December 31, 2020
Assets
Current Assets:
Cash	$423,520	$—
Prepaid expense	400,000	—
Total current assets	823,520	—
Deferred offering costs	—	169,668
Prepaid expense	7,671	—
Investments held in trust account	230,014,437	—
Total Assets	$230,845,628	$169,668

Liabilities and Shareholders’ (Deficit) Equity
Current Liabilities:
Accrued offering costs and expenses	$485,296	$71,593
Note payable - related party	—	82,668
Total current liabilities	485,296	154,261
Warrants liability	9,648,758	—
FPA units	688,050	—
Deferred underwriting commissions	8,050,000	—
Total Liabilities	18,872,104	154,261

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 23,000,000 shares and -0- shares subject to possible redemption at $10.00 per share at December 31, 2021 and December 31, 2020, respectively	230,014,437	—

Shareholders’(Deficit) Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at December 31,2021 and December 31,2020	575	575
Additional paid-in capital	2,355,113	24,425
Accumulated deficit	(20,396,601)	(9,593)
Total shareholders’ (deficit) equity	(18,040,913)	15,407
Total Liabilities and Shareholders’ (Deficit) Equity	$230,845,628	$169,668

The accompanying notes are an integral part of these financial statements.

PROVIDENT ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the period
		from October 21,
	For the year ended	2020 (Inception) to
	December 31, 2021	December 31, 2020
Operating costs	$2,447,239	$9,593
Loss from operations	(2,447,239)	(9,593)
Other income (expense):
Interest earned on marketable securities held in Trust Account	14,437	—
Expenses incurred for the fair value of warrants exceeding the purchase price	(1,053,214)	—
Expenses incurred for issuance of FPA Units	(1,776,766)	—
Unrealized gain on change in fair value of warrants	11,265,612	—
Unrealized gain on change in fair value of FPA Units	4,597,417	—
Total other income	13,047,486	—
Net Income (loss)	$10,600,247	$(9,593)

Basic and diluted weighted average shares outstanding, Class A ordinary share subject to possible redemption	22,243,836	—
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.38	$—
Basic and diluted weighted average shares outstanding, Class A and Class B shares outstanding, non-redeemable ordinary share	5,725,342	5,000,000
Basic and diluted net income per share, non-redeemable ordinary share	$0.38	$0.00

The accompanying notes are an integral part of these financial statements.

PROVIDENT ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDER’S (DEFICIT) EQUITY

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of October 21, 2020 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(9,593)	(9,593)
Balance as of December 31, 2020	5,750,000	$575	$24,425	$(9,593)	$15,407
Sale of units in initial public offering, gross	—	—	230,000,000	—	230,000,000
Offering costs	—	—	(12,426,195)	—	(12,426,195)
Sale of private placement warrants to Sponsor in private placement	—	—	6,600,000	—	6,600,000
Initial classification of warrant liability	—	—	(19,861,156)	—	(19,861,156)
Initial classification of FPA Units	—	—	(5,285,467)	—	(5,285,467)
Class B ordinary shares transferred	—	—	2,330,688	—	2,330,688
Fair value adjustment of redeemable Class A ordinary shares carrying value to redemption value	—	—	(199,027,182)	(30,987,255)	(230,014,437)
Net income	—	—	—	10,600,247	10,600,247
Balance as of December 31, 2021	5,750,000	$575	$2,355,113	$(20,396,601)	$(18,040,913)

The accompanying notes are an integral part of these financial statements.

PROVIDENT ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the period
		from
	For the year ended	October 21, 2020
	December 31,	(inception) to
	2021	December 31, 2020
Cash flows from operating activities:
Net income (loss)	$10,600,247	$(9,593)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(14,437)	—
Expenses incurred in relation to Forward Purchase Agreement and Class B ordinary shares issued	2,330,688	—
Expenses incurred for the fair value of warrants exceeding the purchase price	1,053,214	—
Warrant issuance costs	778,385	—
Unrealized gain on change in fair value of derivative instruments	(15,863,029)	—
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	9,593
Changes in assets and liabilities:
Prepaid expenses	(407,671)	—
Accrued offering costs and expenses	413,703	—
Net cash used in operating activities	(1,108,900)	—

Cash Flows from Investing Activities
Cash deposited in Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds received from initial public offering, net of underwriters’ discount	225,400,000	—
Proceeds from private placement	6,600,000	—
Payment of offering costs	(384,912)	—
Repayment of note payable from related party	(82,668)	—
Net cash provided by financing activities	231,532,420	—

Net change in cash	423,520	—
Cash, beginning of the period	—	—
Cash, end of the period	$423,520	—

Supplemental Non-cash disclosure of cash flow information:
Deferred underwriting commissions charged to additional paid in capital	$8,050,000	$—
Initial value of ordinary shares subject to possible redemption	$230,000,000	$—
Initial classification of warrant liability	$20,914,370	$—
Initial classification of FPA Units	$5,285,467	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs included in accrued expenses	$—	$62,000
Deferred offering costs paid by Sponsor under the promissory note	$—	$82,668

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from October 21, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize transaction cost on the issuance of Forward Purchase Agreement (“FPA”) and warrant liability and changes in the fair value of warrant liability and FPA as other income (expense).

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

As of December 31, 2021, transaction costs amounted to $13,204,580 consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee (see Note 6), and $554,580 of other offering costs.

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

Liquidity

As of December 31, 2021, the Company had $423,520 in its operating bank account, and working capital of $338,224. The Company’s liquidity needs prior to the Company’s Initial Public Offering and Private Placement had been satisfied through a capital contribution from the Sponsor in the amount of $25,000 (see Note 5) for the founder shares, and an unsecured promissory note from the Sponsor of $82,301 (see Note 5). The Company fully repaid the promissory note to the Sponsor on January 15, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor commits to provide the Company with Working Capital Loans (see Note 5) if necessary to ensure that the Company will have sufficient working capital one year from this filing.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability and FPA units. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021, the Company has not experienced losses on these accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $423,520 and $0 in cash and did not have any cash equivalents as of December 31, 2021 and December 31, 2020, respectively.

Investments Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were held in money market funds.

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

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets. The fair values of cash, prepaid assets, and accounts payable are estimated to approximate the carrying values as of December 31, 2021 due to the short maturities of such instruments.

The Company’s public warrants began trading under the ticker PAQCW, beginning on March 1, 2021. After this date, public warrant values per share were based on the observed trading prices of the public warrants on Bloomberg LP as of each balance sheet date. The fair value of the public warrant liability is classified as level 1 as of December 31, 2021.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Fund held in Trust Account	$230,014,437	$230,014,437	$—	$—
	$230,014,437	$230,014,437	$—	$—
Liabilities:
Public Warrant Liability	$6,095,000	$6,095,000	$—	$—
Private Warrant Liability	$3,553,758	$—	$—	$3,553,758
FPA Units	$688,050	$—	$—	$688,050
	$10,336,808	$6,095,000	$—	$4,241,808

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Private Warrant
and
FPA Units
Fair value at December 31, 2020	$—
Initial value of public and private warrant liabilities	20,914,370
Initial value of FPA Units	5,285,467
Public warrants reclassified to level 1	(9,257,500)
Change in fair value	(12,700,529)
Fair Value at December 31, 2021	$4,241,808

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of January 12, 2021.

	January 12,
	2021
Exercise price	$11.50
Share price	$10.00
Volatility before IBC	10%
Volatility after IBC	10-20%
Time to Maturity	6	Year
Risk-free rate	0.67%
Dividend yield	—%

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of December 31, 2021.

	December 31,
	2021
Exercise price	$11.50
Share price	$9.85
Volatility before IBC	5.0%
Volatility after IBC	9.8%
Time to Maturity	5.52	Year
Risk-free rate	1.31%
Dividend yield	—%

The following table provides quantitative information regarding Level 3 fair value measurements for FPA Units as of January 12, 2021.

	January 12,
	2021
Share price	$10.00
Public Warrant Price	$0.50
Time to IBC	1.00	Year
Risk-free rate	0.11%

The following table provides quantitative information regarding Level 3 fair value measurements for FPA Units as of December 31, 2021.

	December 31,
	2021
Share price	$9.85
Public Warrant Price	$0.53
Time to IBC	0.52	Year
Risk-free rate	0.20%

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

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed at the time of IPO closing. As of December 31, 2021, offering costs amounting to $12,426,195 were charged to shareholders’ equity.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. As of December 31, 2021, there are no uncertain tax position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Net Income Per Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 18,100,000 potential common shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the period from October 21, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

			For period from October 21, 2020
	For the year ended		(inception) to
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$8,430,357	$2,169,890	$—	$(9,593)

Denominator:
Weighted-average shares outstanding	22,243,836	5,725,342	—	5,000,000
Basic and diluted net income per share	$0.38	$0.38	$—	$0.00

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

The Company paid an underwriting fee at the closing of the IPO of $4,600,000. As of December 31, 2021, an additional fee of $8,050,000 (see Note 6) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

As of December 31, 2021, the ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$230,000,000
Less:
Proceeds allocated to Public Warrants	(13,261,156)
Ordinary shares issuance costs	(12,426,195)

Plus:
Accretion of carrying value to redemption value	25,687,351
Interest	14,437
Contingently redeemable ordinary shares	$230,014,437

Warrants

As of December 31, 2021, there were 18,100,000 warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsors or their affiliate, without taking into account any Founder Shares held by the Sponsors or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

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

Promissory Note — Related Party

On October 28, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to $250,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. On January 15, 2021, the Company repaid $82,301 to the Sponsor. As of December 31, 2021 and December 31, 2020, the total amount borrowed under the promissory note was $0 and $82,668, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor will provide financial support and may loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed, commencing on the date of the securities of the Company are first listed on The Nasdaq Capital Market (the “Listing Date”), to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from January 7, 2021 (“Effective Date”) to December 31, 2021, the Company incurred $15,500 in expenses in connection with such services for the period from Effective Date through December 31, 2021, as reflected in the accompanying statements of operations. As of December 31, 2021, there is no outstanding administrative service fee payable due to the Sponsor.

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

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At December 31, 2021 and December 31, 2020, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2021 and December 31, 2020, there were no Class A ordinary shares issued and outstanding, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of December 31, 2021 and December 31, 2020, there were 5,750,000 Class B ordinary share issued and outstanding.

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

On March 3, 2022, the Company entered into the Business Combination Agreement (“BCA”) with Perfect Corp. (“Perfect”), Merger Sub 1 and Merger Sub 2, pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, (i) Merger Sub 1 will merge with and into the Company, with the Company surviving the First Merger as a wholly-owned subsidiary of Perfect, and (ii) immediately after the consummation of the First Merger, the Company (as the surviving company of the First Merger) will merge with and into Merger Sub 2, with Merger Sub 2 surviving the Second Merger as a wholly-owned subsidiary of Perfect.

The business combination has been approved by the boards of directors of both the Company and Perfect.

Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.