Form 10-K/A
period 2021-12-31
Provident Acquisition Corp.
filed 2022-03-21
CIK 1830531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Provident Acquisition Corp. (“Provident”) is filing this Amendment No. 1 (“Amendment No.1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, previously filed with the Securities and Exchange Commission (“SEC”) on March 17, 2022 (the “Original Filing”), for the sole purpose of correcting a clerical error in the Original Filing.

Provident has determined that the “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” (“Auditor Report”) filed with the Original Filing contained a clerical error wherein the reference of the related statements of operations, shareholders’ equity (deficit) and cash flows should have been shown as for the year ended December 31, 2021 rather than as for the year ended December 31, 2020. The clerical error was corrected in the Amendment No. 1 to its Annual Report on Form 10-K.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No.1 also includes as exhibits the certifications required under the Sarbanes-Oxley Act of 2022.

Except as described above, this Amendment No.1 does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment No.1 does not reflect or purport to reflect any information or events occurring after the date of the Original Filing nor does it modify or update the disclosures contained in the Original Filing that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and Provident’s other filings made with the SEC subsequent to the filing of the Original Filing.

i

PROVIDENT ACQUISITION CORP.

ANNUAL REPORT ON FORM 10-K

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

v

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2022.

Provident Acquisition Corp.

By:	/s/ Michael Aw Soon Beng
	Name:	Michael Aw Soon Beng
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacity and on the dates indicated.

Name	Positon	Date

/s/ Winato Kartono	Executive Chairman of the Board	March 21, 2022
Winato Kartono

/s/ Michael Aw Soon Beng	Director, Chief Executive Officer and Chief Financial Officer	March 21, 2022
Michael Aw Soon Beng	(Principal Executive Officer) (Principal Financial and Accounting Officer)

/s/ Charles Mark Broadley	Director	March 21, 2022
Charles Mark Broadley

/s/ Kenneth Walton Hitchner III	Director	March 21, 2022
Kenneth Walton Hitchner III

/s/ John Mackay McCulloch Williamson	Director	March 21, 2022
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Provident Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Provident Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, shareholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from October 21, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from October 21, 2020 (inception) through December 31, 2020, and are in conformity with accounting principles generally accepted in the United States of America.

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