Form 10-Q
period 2022-03-31
Provident Acquisition Corp.
filed 2022-05-05
CIK 1830531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, 23,000,000 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

PROVIDENT ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PROVIDENT ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current Assets:
Cash	$193,425	$423,520
Prepaid expense	309,041	400,000
Total current assets	502,466	823,520
Prepaid expense	—	7,671
Investments held in trust account	230,016,925	230,014,437
Total Assets	$230,519,391	$230,845,628

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities:
Accrued offering costs and expenses	$819,855	$485,296
Total current liabilities	819,855	485,296
Warrants liability	7,664,212	9,648,758
FPA units	937,024	688,050
Deferred underwriting commissions	8,050,000	8,050,000
Total Liabilities	17,471,091	18,872,104

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 23,000,000 shares subject to possible redemption at $10.00 per share at March 31, 2022 and December 31, 2021	230,016,925	230,014,437

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	2,355,113	2,355,113
Accumulated deficit	(19,324,313)	(20,396,601)
Total shareholders’ deficit	(16,968,625)	(18,040,913)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$230,519,391	$230,845,628

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROVIDENT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021
Operating costs	$663,284	$1,445,130
Loss from operations	(663,284)	(1,445,130)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,488	2,907
Expenses incurred for the fair value of warrants exceeding the purchase price	—	(1,053,214)
Expenses incurred for issuance of FPA Units	—	(1,776,766)
Unrealized gain on change in fair value of warrants	1,984,546	6,314,538
Unrealized (loss) gain on change in fair value of FPA Units	(248,974)	4,304,600
Total other income, net	1,738,060	7,792,065

Net Income	$1,074,776	$6,346,935

Basic and diluted weighted average shares outstanding, Class A ordinary share subject to possible redemption	23,000,000	19,933,333
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.04	$0.25
Basic and diluted weighted average shares outstanding, Class A and Class B shares outstanding, non-redeemable ordinary share	5,750,000	5,750,000
Basic and diluted net income per share, non-redeemable ordinary share	$0.04	$0.25

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROVIDENT ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	5,750,000	$575	$2,355,113	$(20,396,601)	$(18,040,913)

Fair value adjustment of redeemable Class A ordinary shares carrying value to redemption value	—	—	—	(2,488)	(2,488)

Net income	—	—	—	1,074,776	1,074,776

Balance as of March 31, 2022 (Unaudited)	5,750,000	$575	$2,355,113	$(19,324,313)	$(16,968,625)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	5,750,000	$575	$24,425	$(9,593)	$15,407
Sale of units in initial public offering, gross	—	—	230,000,000	—	230,000,000
Offering costs	—	—	(12,426,195)	—	(12,426,195)
Sale of private placement warrants to Sponsor in private placement	—	—	6,600,000	—	6,600,000
Initial classification of warrant liability	—	—	(19,861,156)	—	(19,861,156)
Initial classification of FPA Units	—	—	(5,285,467)	—	(5,285,467)
Class B ordinary shares transferred	—	—	2,330,688	—	2,330,688
Fair value adjustment of redeemable Class A ordinary shares carrying value to redemption value	—	—	(199,027,182)	(30,975,725)	(230,002,907)
Net income	—	—	—	6,346,935	6,346,935
Balance as of March 31, 2021 (Unaudited)	5,750,000	$575	$2,355,113	$(24,638,383)	$(22,282,695)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROVIDENT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income	$1,074,776	$6,346,935
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(2,488)	(2,907)
Expenses incurred in relation to Forward Purchase Agreement and Class B ordinary shares issued	—	2,330,688
Expenses incurred for the fair value of warrants exceeding the purchase price	—	1,053,214
Warrant issuance costs	—	778,385
Unrealized gain on change in fair value of derivative instruments	(1,735,572)	(10,619,138)
Changes in assets and liabilities:
Prepaid expenses	98,630	(720,726)
Accrued offering costs and expenses	334,559	(59,868)
Due to related party	—	4,000
Net cash used in operating activities	(230,095)	(889,417)

Cash Flows from Investing Activities
Investments held in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, net of underwriters’ discount	—	225,400,000
Proceeds from private placement	—	6,600,000
Payment of offering costs	—	(384,912)
Repayment of note payable from related party	—	(82,668)
Net cash provided by financing activities	—	231,532,420

Net change in cash	(230,095)	643,003
Cash, beginning of the period	423,520	—
Cash, end of the period	$193,425	643,003

Supplemental Non-cash disclosure of cash flow information:
Deferred underwriting commissions charged to additional paid in capital	$—	$8,050,000
Initial value of ordinary shares subject to possible redemption	$—	$230,000,000
Initial classification of warrant liability	$—	$20,914,370
Initial classification of FPA Units	$—	$5,285,467
Change in value of ordinary shares subject to possible redemption	$2,488	$2,907

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from October 21, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize transaction cost on the issuance of Forward Purchase Agreement (“FPA”) and warrant liability and changes in the fair value of warrant liability and FPA as other income (expense).

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

As of March 31, 2022, transaction costs amounted to $13,204,580 consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee (see Note 6), and $554,580 of other offering costs.

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

Business Combination Agreement

On March 3, 2022, the Company entered into an Agreement and Plan of Merger (the “Business Combination Agreement”) with Perfect Corp., an exempted company incorporated with limited liability under the laws of Cayman Islands (“Perfect”), Beauty Corp., an exempted company incorporated with limited liability under the laws of Cayman Islands and a wholly-owned subsidiary of Perfect (“Merger Sub 1”) and Fashion Corp., an exempted company incorporated with limited liability under the laws of Cayman Islands and a wholly-owned subsidiary of Perfect (“Merger Sub 2”), pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, (i) Merger Sub 1 will merge with the Company (the “First Merger”), with the Company surviving the First Merger as a wholly-owned subsidiary of Perfect, and (ii) immediately after the consummation of the First Merger, the Company (as the surviving company of the First Merger) will merge with and into Merger Sub 2 (the “Second Merger” and together with the First Merger, collectively, the “Mergers”), with Merger Sub 2 surviving the Second Merger as a wholly-owned subsidiary of Perfect (the “Business Combination”).

The Business Combination

Pursuant to the Business Combination Agreement and subject to the approval of the Company’s shareholders, among other things, (i) immediately prior to the effective time of the First Merger (the “First Merger Effective Time”), each Class B ordinary share of the Company, par value $0.0001 per share, outstanding immediately prior to the First Merger Effective Time will be automatically converted into a number of Class A ordinary shares of the Company, par value $0.0001 per share in accordance with the articles of association of the Company then effective, and, after giving effect to such automatic conversion, at the First Merger Effective Time and as a result of the First Merger, (a) each issued and outstanding Provident Class A Ordinary Share (other than the Provident Dissenting Shares (as defined below)) will be cancelled in exchange for the right to receive one Class A ordinary share of Perfect, par value $0.10 per share (“Perfect Class A Ordinary Share”) after giving effect to the Recapitalization (as defined below), and (b) each issued and outstanding Provident Class A Ordinary Share that is held by any person who has validly exercised and not effectively withdrawn or lost their right to dissent from the First Merger in accordance with Section 238 of the Companies Act (As Revised) of the Cayman Islands (“Provident Dissenting Share”) will be cancelled and carry no right other than the right to receive the payment of the fair value of such Provident Dissenting Share determined in accordance with Section 238 of the Companies Act (As Revised) of the Cayman Islands, and (ii) each issued and outstanding warrant of the Company sold to the public and to the Sponsor, in a private placement in connection with Company’s initial public offering will be converted into a corresponding warrant exercisable for Perfect Class A Ordinary Shares.

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

Recent Developments

On March 28, 2022, Perfect filed Form F-4 with the US SEC relating to the proposed Business Combination.

Liquidity

As of March 31, 2022, the Company had $193,425 in its operating bank account, and working capital deficit of $317,389. The Company’s liquidity needs prior to the Company’s Initial Public Offering and Private Placement had been satisfied through a capital contribution from the Sponsor in the amount of $25,000 (see Note 5) for the founder shares, and an unsecured promissory note from the Sponsor of $82,301 (see Note 5). The Company fully repaid the promissory note to the Sponsor on January 15, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021 as filed with the SEC on March 21, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability and FPA units. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $193,425 and $423,520 in cash and did not have any cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds.

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

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets. The fair values of cash, prepaid assets, and accounts payable are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments.

The Company’s public warrants began trading under the ticker PAQCW, beginning on March 1, 2021. After this date, public warrant values per share were based on the observed trading prices of the public warrants on Bloomberg LP as of each balance sheet date. The fair value of the public warrant liability is classified as level 1 as of March 31, 2022 and December 31, 2021.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Fund held in Trust Account	$230,016,925	$230,016,925	$—	$—
	$230,016,925	$230,016,925	$—	$—
Liabilities:
Public Warrant Liability	$4,830,000	$4,830,000	$—	$—
Private Warrant Liability	$2,834,212	$—	$—	$2,834,212
FPA Units	$937,024	$—	$—	$937,024
	$8,601,236	$4,830,000	$—	$3,771,236

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Fund held in Trust Account	$230,014,437	$230,014,437	$—	$—
	$230,014,437	$230,014,437	$—	$—
Liabilities:
Public Warrant Liability	$6,095,000	$6,095,000	$—	$—
Private Warrant Liability	$3,553,758	$—	$—	$3,553,758
FPA Units	$688,050	$—	$—	$688,050
	$10,336,808	$6,095,000	$—	$4,241,808

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Private Warrant and
FPA Units
Fair Value at December 31, 2021	$4,241,808
Change in fair value	(470,572)
Fair Value at March 31, 2022	3,771,236

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of January 12, 2021.

	January 12,
	2021
Exercise price	$11.50
Share price	$10.00
Volatility before IBC	10%
Volatility after IBC	10-20%
Time to Maturity	6	Year
Risk-free rate	0.67%
Dividend yield	—%

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of March 31, 2022 and December 31, 2021.

	March 31,		December 31,
	2022		2021
Exercise price	$11.50		$11.50
Share price	$9.86		$9.85
Volatility	5.3%		9.4%
Time to Maturity	5.75	Year	5.52	Year
Risk-free rate	2.41%		1.31%
Dividend yield	—%		—%

The following table provides quantitative information regarding Level 3 fair value measurements for FPA Units as of January 12, 2021.

	January 12,
	2021
Share price	$10.00
Public Warrant Price	$0.50
Time to IBC	1.00	Year
Risk-free rate	0.11%

The following table provides quantitative information regarding Level 3 fair value measurements for FPA Units as of March 31, 2022 and December 31, 2021.

	March 31,		December 31,
	2022		2021
Share price	$9.86		$9.85
Public Warrant Price	$0.42		$0.53
Time to IBC	0.75	Year	0.52	Year
Risk-free rate	1.35%		0.20%

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

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed at the time of IPO closing. As of March 31, 2022, offering costs amounting to $12,426,195 were charged to temporary equity.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. As of March 31, 2022 and December 31, 2021, there are no uncertain tax position.

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

Net Income Per Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 18,100,000 potential common shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$859,821	$214,955	$4,925,979	$1,420,956

Denominator:
Weighted-average shares outstanding	23,000,000	5,750,000	19,933,333	5,750,000
Basic and diluted net income per share	$0.04	$0.04	$0.25	$0.25

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and Russian-Ukraine war on the industry and has concluded that while it is reasonably possible that the virus and the war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Initial Public Offering

On January 12, 2021, the Company sold 23,000,000 Units, including 3,000,000 Units issued pursuant to the underwriters’ over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, and one-half of one warrant to purchase one Class A ordinary share.

The Company paid an underwriting fee at the closing of the IPO of $4,600,000. As of March 31, 2022 and December 31, 2021, an additional fee of $8,050,000 (see Note 6) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

As of March 31, 2022 and December 31, 2021, the ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$230,000,000
Less:
Proceeds allocated to Public Warrants	(13,261,156)
Ordinary shares issuance costs	(12,426,195)

Plus:
Accretion of carrying value to redemption value	25,687,351
Interest earned on cash and marketable securities held in Trust Account	14,437
Contingently redeemable ordinary shares at December 31, 2021	230,014,437
Interest earned on cash and marketable securities held in Trust Account	2,488
Contingently redeemable ordinary shares at March 31, 2022	$230,016,925

Warrants

As of March 31, 2022 and December 31, 2021, there were 18,100,000 warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsors or their affiliate, without taking into account any Founder Shares held by the Sponsors or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

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

On January 5, 2021, the Sponsor transferred an aggregate of 110,000 of its Founder Shares, or 22,000 each to (i) the Company’s independent director for their board service and (ii) the Company’s advisory board members for their advisory service. In addition, in connection with entering into the Forward Purchase Agreement (as defined in Note 6) with WF Asian Reconnaissance Fund Limited (“Ward Ferry”), on January 12, 2021 the Sponsor transferred to Ward Ferry an aggregate of 312,500 Founder Shares for no cash consideration. These Class B ordinary shares transferred are currently charged as expenses in the Company’s unaudited condensed financial statements.

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

Promissory Note — Related Party

On October 28, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to $250,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. On January 15, 2021, the Company repaid $82,301 to the Sponsor. As of March 31, 2022 and December 31, 2021, the total amount borrowed under the promissory note was $0.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor will provide financial support and may loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed, commencing on the date of the securities of the Company are first listed on The Nasdaq Capital Market (the “Listing Date”), to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $3,000 and $4,000 of administrative service fee, respectively, for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and 2021, there is no outstanding administrative service fee payable due to the Sponsor.

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

Business Combination Agreement

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

The business combination has been approved by the boards of directors of both the Company and Perfect (see Note 1).

Concurrently with the execution of the BCA, certain investors have entered into certain subscription agreements (the “Subscription Agreements”), pursuant to which the investors have committed to purchase Class A ordinary shares of the Company, par value $0.0001 per share at a price of $10.00 per share for an aggregate purchase price of $50,000,000 (the “PIPE Investment”) on the date that is one business day prior to the date of the First Merger effective time. Under the Subscription Agreements, the obligations of the parties to consummate the PIPE Investment are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, (i) the absence of a legal prohibition on consummating the PIPE Investment, (ii) all conditions precedent under the BCA having been satisfied or waived, (iii) the accuracy of representations and warranties in the Subscription Agreements in all material respects and (iv) material compliance with covenants in the Subscription Agreements.

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no (excluding 23,000,000 Class A ordinary shares subject to possible redemption) Class A ordinary shares issued and outstanding, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary share issued and outstanding.

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

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, the date that the financial statements were available to be issued. Other than as described in these unaudited condensed financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Overview

We are a blank check company incorporated in the Cayman Islands on October 21, 2020 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the private placement of the private placement warrants, and the units sold under the forward purchase agreements, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

On March 28, 2022, Perfect filed Form F-4 with the US SEC relating to the proposed Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below, and after our initial public offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on marketable securities after our initial public offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2022, we had net income of $1,074,776, which consists of interest income on marketable securities held in the Trust Account of $2,488 and unrealized gain on change on fair value of warrants and FPA Units of $1,735,572 offset by operating and formation costs of $663,284.

For the three months ended March 31, 2021, we had net income of $6,346,935, which consists of interest income on marketable securities held in the Trust Account of $2,907 and an unrealized gain on change on fair value of warrants and FPA Units of $10,619,138, offset by operating and formation costs of $1,445,130, expense incurred for issuance of FPA Units of $1,776,766 and expenses incurred by the fair value of warrants exceeding the purchase price of $1,053,214.

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

For the three months ended March 31, 2022, cash used in operating activities was $230,095. Net income of $1,074,776 was impacted by interest earned on marketable securities held in the Trust Account of $2,488, an unrealized gain on change on fair value of warrants and FPA Units of $1,735,572 and changes in operating assets and liabilities generated $433,189 of cash provided from operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $889,417. Net income of $6,346,935 was impacted by interest earned on marketable securities held in the Trust Account of $2,907, an unrealized gain on change on fair value of warrants and FPA Units of $10,619,138, expenses incurred in relation Class B ordinary shares issued of $2,330,688, warrant issuance costs of $778,385, expenses incurred by the fair value of warrants exceeding the purchase price of $1,053,214 and changes in operating assets and liabilities used $776,594 of cash used in operating activities.

For the three months ended March 31, 2022, we had marketable securities held in the Trust Account of $230,016,925. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $193,425 held outside the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor commits to provide us with Working Capital Loans (see Note 5 to Financial Statements) if necessary to ensure that we will have sufficient working capital one year from this filing. Based on the foregoing, we believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of up to $10,000 per month for office space, and administrative and support services, provided to us. We began incurring these fees on January 7, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and our liquidation.

The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of our Initial Public Offering upon the completion of our initial Business Combination.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed financial information. We describe our significant accounting policies in Note 2—Significant Accounting Policies, of the notes to unaudited condensed financial statements included in this report. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Treatment of Temporary Equity

As a result of recent guidance to Special Purpose Acquisition Companies by the SEC regarding redeemable equity instruments, we revisited its application of ASC 480-10-S99 on our financial statements. Management has noted that all of the Class A ordinary shares are classified as temporary equity. Thus, no further adjustments were made by us.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the reclassification of certain portion of permanent equity to temporary equity and accounting for warrants and FPA Units issued in connection with the IPO. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Amendment No.1 to Form 10-K for the year ended December 31, 2021 filed with the SEC on March 21, 2022. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

We have not sold any equity securities during the quarter ended March 31, 2022 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the quarter ended March 31, 2022, we did not repurchase any shares of our equity securities.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of May 2022.

PROVIDENT ACQUISITION CORP.
By:	/s/ Michael Aw Soon Beng
	Name:	Michael Aw Soon Beng
	Title:	Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial and Accounting Officer)