Form 10-Q
period 2022-06-30
Provident Acquisition Corp.
filed 2022-07-28
CIK 1830531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 28, 2022, 23,000,000 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

PROVIDENT ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROVIDENT ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash	$479,064	$423,520
Prepaid expense	209,315	400,000
Total current assets	688,379	823,520
Prepaid expense	—	7,671
Investments held in trust account	230,330,846	230,014,437
Total Assets	$231,019,225	$230,845,628

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities:
Accrued offering costs and expenses	$1,969,339	$485,296
Promissory Note - Related Party	400,000	—
Total current liabilities	2,369,339	485,296
Warrants liability	3,046,407	9,648,758
FPA units	321,287	688,050
Deferred underwriting commissions	8,050,000	8,050,000
Total Liabilities	13,787,033	18,872,104

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 23,000,000 shares subject to possible redemption at $10.00 per share at June 30, 2022 and December 31, 2021	230,330,846	230,014,437

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	2,355,113	2,355,113
Accumulated deficit	(15,454,342)	(20,396,601)
Total shareholders’ deficit	(13,098,654)	(18,040,913)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$231,019,225	$230,845,628

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROVIDENT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating costs	$1,363,571	$231,482	$2,026,855	$1,676,612
Loss from operations	(1,363,571)	(231,482)	(2,026,855)	(1,676,612)

Other income (expense):
Interest earned on marketable securities held in Trust Account	313,921	3,435	316,409	6,342
Expenses incurred for the fair value of warrants exceeding the purchase price	—	—	—	(1,053,214)
Expenses incurred for issuance of FPA Units	—	—	—	(1,776,766)
Unrealized gain on change in fair value of warrants	4,617,805	203,274	6,602,351	6,517,812
Unrealized gain on change in fair value of FPA Units	615,737	540,550	366,763	4,845,150
Total other income, net	5,547,463	747,259	7,285,523	8,539,324

Net Income	$4,183,892	$515,777	$5,258,668	$6,862,712

Basic and diluted weighted average shares outstanding, Class A ordinary share subject to possible redemption	23,000,000	23,000,000	23,000,000	21,475,138
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.15	$0.02	$0.18	$0.25
Basic and diluted weighted average shares outstanding, Class A and Class B shares outstanding, non-redeemable ordinary share	5,750,000	5,750,000	5,750,000	5,700,276
Basic and diluted net income per share, non-redeemable ordinary share	$0.15	$0.02	$0.18	$0.25

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROVIDENT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	5,750,000	$575	$2,355,113	$(20,396,601)	$(18,040,913)
Fair value adjustment of redeemable Class A ordinary shares carrying value to redemption value	—	—	—	(2,488)	(2,488)
Net income	—	—	—	1,074,776	1,074,776
Balance as of March 31, 2022	5,750,000	$575	$2,355,113	$(19,324,313)	$(16,968,625)
Fair value adjustment of redeemable Class A ordinary shares carrying value to redemption value	—	—	—	(313,921)	(313,921)
Net income	—	—	—	4,183,892	4,183,892
Balance as of June 30, 2022	5,750,000	$575	$2,355,113	$(15,454,342)	$(13,098,654)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROVIDENT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	5,750,000	$575	$24,425	$(9,593)	$15,407
Sale of units in initial public offering, gross	—	—	230,000,000	—	230,000,000
Offering costs	—	—	(12,426,195)	—	(12,426,195)
Sale of private placement warrants to Sponsor in private placement	—	—	6,600,000	—	6,600,000
Initial classification of warrant liability	—	—	(19,861,156)	—	(19,861,156)
Initial classification of FPA Units	—	—	(5,285,467)	—	(5,285,467)
Class B ordinary shares transferred	—	—	2,330,688	—	2,330,688
Fair value adjustment of redeemable Class A ordinary shares carrying value to redemption value	—	—	(199,027,182)	(30,975,725)	(230,002,907)
Net income	—	—	—	6,346,935	6,346,935
Balance as of March 31, 2021	5,750,000	$575	$2,355,113	$(24,638,383)	$(22,282,695)
Fair value adjustment of redeemable Class A ordinary shares carrying value to redemption value	—	—	—	(3,435)	(3,435)
Net income	—	—	—	515,777	515,777
Balance as of June 30, 2021	5,750,000	$575	$2,355,113	$(24,126,041)	$(21,770,353)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROVIDENT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income	$5,258,668	$6,862,712
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(316,409)	(6,342)
Expenses incurred in relation to Forward Purchase Agreement and Class B ordinary shares issued	—	2,330,688
Expenses incurred for the fair value of warrants exceeding the purchase price	—	1,053,214
Warrant issuance costs	—	778,385
Unrealized gain on change in fair value of derivative instruments	(6,969,114)	(11,362,962)
Changes in assets and liabilities:
Prepaid expenses	198,356	(614,537)
Accrued offering costs and expenses	1,484,043	15,713
Due to related party	—	4,000
Net cash used in operating activities	(344,456)	(939,129)

Cash Flows from Investing Activities
Investments held in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, net of underwriters’ discount	—	225,400,000
Proceeds from private placement	—	6,600,000
Payment of advances from related party	400,000	(384,912)
Payment of offering costs	—	(82,668)
Net cash provided by financing activities	400,000	231,532,420

Net change in cash	55,544	593,291
Cash, beginning of the period	423,520	—
Cash, end of the period	$479,064	$593,291

Supplemental Non-cash disclosure of cash flow information:
Deferred underwriting commissions charged to additional paid in capital	$—	$8,050,000
Initial value of ordinary shares subject to possible redemption	$—	$230,000,000
Initial classification of warrant liability	$—	$20,914,370
Initial classification of FPA Units	$—	$5,285,467
Change in value of ordinary shares subject to possible redemption	$316,409	$6,342

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from October 21, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize transaction cost on the issuance of Forward Purchase Agreement (“FPA”) and warrant liability and changes in the fair value of warrant liability and FPA as other income (expense).

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

As of June 30, 2022, transaction costs amounted to $13,204,580 consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee (see Note 6), and $554,580 of other offering costs.

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

Recent Developments

On March 28, 2022, Perfect filed Form F-4 with the US SEC relating to the proposed Business Combination. On May 26, 2022 and July 8, 2022, Perfect filed two amendments of Form F-4 with the US SEC relating to the proposed Business Combination.

Liquidity and Going Concern

As of June 30, 2022, the Company had $479,064 in its operating bank account, and working capital deficit of $1,680,960. The Company’s liquidity needs prior to the Company’s Initial Public Offering and Private Placement had been satisfied through a capital contribution from the Sponsor in the amount of $25,000 (see Note 5) for the founder shares, an unsecured promissory note from the Sponsor of $82,301 (see Note 5). The Company fully repaid the promissory note to the Sponsor on January 15, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account and an unsecured promissory note from Sponsor of $400,000 (see Note 5).

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor commits to provide the Company with Working Capital Loans (see Note 5) if necessary to ensure that the Company will have sufficient working capital one year from this filing.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements — Going Concern,” the Company has until January 11, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. On March 3, 2022, the Company entered into a Business Combination Agreement with Perfect Corp. as discussed above. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by January 11, 2023. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 11, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021 as filed with the SEC on March 21, 2022, which contains the audited financial statements and notes thereto. The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $479,064 and $423,520 in cash and did not have any cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds.

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

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets. The fair values of cash, prepaid assets, and accounts payable are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

The Company’s public warrants began trading under the ticker PAQCW, beginning on March 1, 2021. After this date, public warrant values per share were based on the observed trading prices of the public warrants on Bloomberg LP as of each balance sheet date. The fair value of the public warrant liability is classified as level 1 as of June 30, 2022 and December 31, 2021.

The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility. The Company relied in part upon the implied volatility of the Public Warrants to estimate the volatility for the Private Placement Warrants. Due to the make-whole provision in the warrant agreement, the Private Warrants were considered to be a Level 2 fair value measurement at June 30, 2022.

The Company’s FPA shares and FPA warrants (collectively the “FPA Units”) are based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the FPA Units are classified as level 3.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Fund held in Trust Account	$230,330,846	$230,330,846	$—	$—
	$230,330,846	$230,330,846	$—	$—
Liabilities:
Public Warrant Liability	$1,925,100	$1,925,100	$—	$—
Private Warrant Liability	$1,121,307	$—	$1,121,307	$—
FPA Units	$321,287	$—	$—	$321,287
	$3,367,694	$1,925,100	$1,121,307	$321,287

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Fund held in Trust Account	$230,014,437	$230,014,437	$—	$—
	$230,014,437	$230,014,437	$—	$—
Liabilities:
Public Warrant Liability	$6,095,000	$6,095,000	$—	$—
Private Warrant Liability	$3,553,758	$—	$—	$3,553,758
FPA Units	$688,050	$—	$—	$688,050
	$10,336,808	$6,095,000	$—	$4,241,808

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Private Warrant and
FPA Units
Fair Value at December 31, 2021	$4,241,808
Change in fair value	(2,799,214)
Transfer to Level 2	(1,121,307)
Fair Value at June 30, 2022	321,287

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of January 12, 2021.

	January 12,
	2021
Exercise price	$11.50
Share price	$10.00
Volatility before IBC	10%
Volatility after IBC	10-20%
Time to Maturity	6	Year
Risk-free rate	0.67%
Dividend yield	—%

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of December 31, 2021.

	December 31,
	2021
Exercise price	$11.50
Share price	$9.85
Volatility	9.4%
Time to Maturity	5.52	Year
Risk-free rate	1.31%
Dividend yield	—%

The following table provides quantitative information regarding Level 3 fair value measurements for FPA Units as of January 12, 2021.

	January 12,
	2021
Share price	$10.00
Public Warrant Price	$0.50
Time to IBC	1.00	Year
Risk-free rate	0.11%

The following table provides quantitative information regarding Level 3 fair value measurements for FPA Units as of June 30, 2022 and December 31, 2021.

	June 30,		December 31,
	2022		2021
Share price	$9.85		$9.85
Public Warrant Price	$0.17		$0.53
Time to IBC	0.50	Year	0.52	Year
Risk-free rate	2.51%		0.20%

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

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed at the time of IPO closing. As of June 30, 2022, offering costs amounting to $12,426,195 were charged to temporary equity.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. As of June 30, 2022 and December 31, 2021, there are no uncertain tax position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

Net Income Per Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 18,100,000 potential common shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$3,347,114	$836,778	$412,622	$103,155

Denominator:
Weighted-average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income per share	$0.15	$0.15	$0.02	$0.02

	For the Six Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$4,206,934	$1,051,734	$5,423,199	$1,439,513

Denominator:
Weighted-average shares outstanding	23,000,000	5,750,000	21,475,138	5,750,276
Basic and diluted net income per share	$0.18	$0.18	$0.25	$0.25

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and Russian-Ukraine war on the industry and has concluded that while it is reasonably possible that the virus and the war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Initial Public Offering

On January 12, 2021, the Company sold 23,000,000 Units, including 3,000,000 Units issued pursuant to the underwriters’ over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, and one-half of one warrant to purchase one Class A ordinary share.

The Company paid an underwriting fee at the closing of the IPO of $4,600,000. As of June 30, 2022 and December 31, 2021, an additional fee of $8,050,000 (see Note 6) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

As of June 30, 2022 and December 31, 2021, the ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$230,000,000
Less:
Proceeds allocated to Public Warrants	(13,261,156)
Ordinary shares issuance costs	(12,426,195)

Plus:
Accretion of carrying value to redemption value	25,687,351
Interest earned on cash and marketable securities held in Trust Account	14,437
Contingently redeemable ordinary shares at December 31, 2021	230,014,437
Interest earned on cash and marketable securities held in Trust Account	316,409
Contingently redeemable ordinary shares at June 30, 2022	$230,330,846

Warrants

As of June 30, 2022 and December 31, 2021, there were 18,100,000 warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsors or their affiliate, without taking into account any Founder Shares held by the Sponsors or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

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

Note 5 — Related Party Transactions

Founder Shares

On October 28, 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Up to 750,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised and excluded any adjustment to the outstanding Class B ordinary shares related to the Forward Purchase Agreements described below. On January 12, 2021, the underwriters exercised their over-allotment option in full, hence, 750,000 Founder Shares were no longer subject to forfeiture.

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

Promissory Note — Related Party

On October 28, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to $250,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. On January 15, 2021, the Company repaid $82,301 to the Sponsor. On June 29, 2022, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to $400,000 to be used for working capital need. These loans are non-interest bearing, unsecured and are due on the earlier of (i) the date on which the Company consummates an initial Business Combination contemplated under the Business Combination Agreement dated as of March 3, 2022 and (ii) the date on which the winding up of the Company is effective. As of June 30, 2022 and December 31, 2021, the total amount borrowed under the promissory note were $400,000 and $0, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor will provide financial support and may loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed, commencing on the date of the securities of the Company are first listed on The Nasdaq Capital Market (the “Listing Date”), to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred  $2,000 and $4,000 of administrative service fee, respectively, for the three months ended June 30, 2022 and 2021. The Company incurred $5,000 and $8,000 of administrative service fee, respectively, for the six months ended June 30, 2022 and 2021. As of June 30, 2022 and 2021, there is no outstanding administrative service fee payable due to the Sponsor.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no (excluding 23,000,000 Class A ordinary shares subject to possible redemption) Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary share issued and outstanding.

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

On March 28, 2022, Perfect filed Form F-4 with the US SEC relating to the proposed Business Combination. On May 26, 2022 and July 8, 2022, Perfect filed two amendments of Form F-4 with the US SEC relating to the proposed Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below, and after our initial public offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on marketable securities after our initial public offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2022, we had net income of $4,183,892, which consists of interest income on marketable securities held in the Trust Account of $313,921 and unrealized gain on change on fair value of warrants and FPA Units of $5,233,542 offset by operating costs of $1,363,571.

For the three months ended June 30, 2021, we had net income of $515,777, which consists of interest income on marketable securities held in the Trust Account of $3,435 and an unrealized gain on change on fair value of warrants and FPA Units of $743,824, offset by operating and formation costs of $231,482.

For the six months ended June 30, 2022, we had net income of $5,258,668, which consists of interest income on marketable securities held in the Trust Account of $316,409 and unrealized gain on change on fair value of warrants and FPA Units of $6,969,114 offset by operating costs of $2,026,855.

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

For the six months ended June 30, 2022, cash used in operating activities was $344,456. Net income of $5,258,668 was impacted by interest earned on marketable securities held in the Trust Account of $316,409, an unrealized gain on change on fair value of warrants and FPA Units of $6,969,114 and changes in operating assets and liabilities generated $1,682,399 of cash provided from operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $939,129. Net income of $6,862,712 was impacted by interest earned on marketable securities held in the Trust Account of $6,342, an unrealized gain on change on fair value of warrants and FPA Units of $11,362,962, expenses incurred in relation Class B ordinary shares issued of $2,330,688, warrant issuance costs of $778,385, expenses incurred by the fair value of warrants exceeding the purchase price of $1,053,214 and changes in operating assets and liabilities used $594,824 of cash for operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $230,330,846. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $479,064 held outside the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor commits to provide us with Working Capital Loans (see Note 5 to Financial Statements) if necessary to ensure that we will have sufficient working capital one year from this filing.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until January 11, 2023 to consummate the proposed Business Combination. It is uncertain that we will be able to consummate the proposed Business Combination by this time. On March 3, 2022, we entered into a Business Combination Agreement with Perfect Corp. as discussed above. We intend to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by January 11, 2023. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 11, 2023.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On June 29, 2022, we issued an unsecured promissory note to the Sponsor, pursuant to which we may borrow up to $400,000 to be used for working capital need. These loans are non-interest bearing, unsecured and are due on the earlier of (i) the date on which the Company consummates an initial Business Combination contemplated under the Business Combination Agreement dated as of March 3, 2022 and (ii) the date on which our winding up is effective. As of June 30, 2022 and December 31, 2021, the total amount borrowed under the promissory note were $400,000 and $0, respectively.

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

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the reclassification of certain portion of permanent equity to temporary equity and accounting for warrants and FPA Units issued in connection with the IPO. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Amendment No.1 to Form 10-K for the year ended December 31, 2021 filed with the SEC on March 21, 2022. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC other than the below update.

Legal proceedings in connection with the proposed Business Combination, the outcomes of which are uncertain, could delay or prevent the completion of the proposed Business Combination.

As of the date of this Report, we have received three demand letters from purported shareholders of Provident, alleging that the proxy statement filed by Provident on March 28, 2022 with the SEC omitted material information related to the proposed Business Combination and demanding that Provident and Provident’s Board make supplemental corrective disclosures addressing the alleged deficiencies. Provident believes that the purported claims described in the demand letters are without merit. Additional demands or complaints asserting similar or other allegations may be made or filed with respect to the proposed Business Combination in the future, which could delay or prevent the completion of the proposed Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

We have not sold any equity securities during the six months ended June 30, 2022 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the six months ended June 30, 2022, we did not repurchase any shares of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Promissory Note, dated June 29, 2022, issued to Provident Acquisition Holdings Ltd.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 28 day of July 2022.

PROVIDENT ACQUISITION CORP.
By:	/s/ Michael Aw Soon Beng
	Name:	Michael Aw Soon Beng
	Title:	Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial and Accounting Officer)